Form 10-Q
period 1994-09-30
BALCOR REALTY INVESTORS LTD 82
filed 1994-11-14
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-11127
                       -------



                      BALCOR REALTY INVESTORS LTD.-82
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          Illinois                                      36-3139801
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (UNAUDITED)

                                    ASSETS

                                                   1994            1993
                                              --------------  --------------
Cash and cash equivalents                     $   4,192,719   $   4,448,617
Restricted investments                            1,230,000       1,230,000
Escrow deposits                                   1,282,216       1,650,613
Accounts and accrued interest receivable            118,665          86,451
Wrap-around note receivable                       6,150,000       6,150,000
Deferred gain on sale of property                (3,244,180)     (3,244,180)
Deferred expenses, net of accumulated
  amortization of $157,326 in 1994 and
  $287,744 in 1993                                  588,048         662,981
                                              --------------  --------------
                                                 10,317,468      10,984,482
                                              --------------  --------------
Investment in real estate, at cost:
  Land                                            3,452,798       5,035,382
  Buildings and improvements                     25,174,333      33,363,751
                                              --------------  --------------
                                                 28,627,131      38,399,133
  Less accumulated depreciation                  11,799,832      15,261,550
                                              --------------  --------------
Investment in real estate, net of
  accumulated depreciation                       16,827,299      23,137,583
                                              --------------  --------------
                                              $  27,144,767   $  34,122,065
                                              ==============  ==============



                        LIABILITIES AND PARTNERS' CAPITAL



Accounts payable                              $     394,888   $     427,380
Due to affiliates                                   130,550          66,931
Accrued liabilities, principally interest
  and real estate taxes                             396,548         778,752
Escrow liabilities                                   68,111          13,626
Security deposits                                   119,078         142,757
Purchase price, promissory and mortgage
  notes payable                                  28,939,799      38,391,369
Mortgage note payable - affiliate                                 2,323,345
                                              --------------  --------------
    Total liabilities                            30,048,974      42,144,160

Partners' capital (74,133 Limited Partnership
  Interests issued and outstanding)              (2,904,207)     (8,022,095)
                                              --------------  --------------
                                              $  27,144,767   $  34,122,065
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (UNAUDITED)



                                                   1994            1993
                                              --------------  --------------
Income:
  Rental and service                          $   5,472,818   $   6,283,496
  Interest on short-term investments                168,799         102,270
  Interest on wrap-around note receivable           484,312         415,125
                                              --------------  --------------
      Total income                                6,125,929       6,800,891
                                              --------------  --------------
Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                    2,201,129       2,858,566
  Depreciation                                      653,725         809,255
  Amortization of deferred expenses                  74,933          51,751
  Property operating                              2,357,004       2,199,387
  Real estate taxes                                 473,303         529,684
  Property management fees                          272,294         318,593
  Administrative                                    371,056         329,017
                                              --------------  --------------
      Total expenses                              6,403,444       7,096,253
                                              --------------  --------------
Loss before net gains on sales of properties
  and extraordinary item                           (277,515)       (295,362)

Net gains on sales of properties                  5,523,282         367,183
                                              --------------  --------------
Income before extraordinary item                  5,245,767          71,821

Extraordinary item:
  Gain on forgiveness of debt                                     4,332,623
                                              --------------  --------------
Net income                                    $   5,245,767   $   4,404,444
                                              ==============  ==============
Income (loss) before extraordinary item
  allocated to General Partner                $      41,357   $     (11,096)
                                              ==============  ==============
Income before extraordinary item allocated
  to Limited Partners                         $   5,204,410   $      82,917
                                              ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)             $       70.20   $        1.12
                                              ==============  ==============
Extraordinary item allocated to General
  Partner                                              None   $      43,326
                                              ==============  ==============
Extraordinary item allocated to Limited
  Partners                                             None   $   4,289,297
                                              ==============  ==============
Extraordinary item per Limited Partnership
  Interest (74,133 issued and outstanding)             None   $       57.86
                                              ==============  ==============
Net income allocated to General Partner       $      41,357   $      32,230
                                              ==============  ==============
Net income allocated to Limited Partners      $   5,204,410   $   4,372,214
                                              ==============  ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)             $       70.20   $       58.98
                                              ==============  ==============
Distribution to Limited Partners              $     127,879            None
                                              ==============  ==============
Distribution per Limited Partnership
  Interest outstanding                        $       1.725            None
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                 (UNAUDITED)

                                                   1994            1993
                                              --------------  --------------
Income:
  Rental and service                          $   1,724,633   $   2,052,439
  Interest on short-term investments                 55,493          51,910
  Interest on wrap-around note receivable           161,437         138,375
                                              --------------  --------------
      Total income                                1,941,563       2,242,724
                                              --------------  --------------

Expenses:
  Interest on purchase price, promissory
    and mortgage notes payable                      641,360         924,787
  Depreciation                                      195,486         257,757
  Amortization of deferred expenses                  18,514          17,250
  Property operating                                818,612         867,154
  Real estate taxes                                 150,408         165,787
  Property management fees                           86,153         103,034
  Administrative                                    121,478          90,625
                                              --------------  --------------
      Total expenses                              2,032,011       2,426,394
                                              --------------  --------------
Net loss                                      $     (90,448)  $    (183,670)
                                              ==============  ==============
Net loss allocated to General Partner         $      (4,522)  $      (9,183)
                                              ==============  ==============
Net loss allocated to Limited Partners        $     (85,926)  $    (174,487)
                                              ==============  ==============
Net loss per Limited Partnership Interest
  (74,133 issued and outstanding)             $       (1.16)  $       (2.35)
                                              ==============  ==============
Distribution to Limited Partners              $     127,879            None
                                              ==============  ==============
Distribution per Limited Partnership
  Interest outstanding                        $       1.725            None
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
            for the nine months ended September 30, 1994 and 1993
                                 (UNAUDITED)


                                                   1994            1993
                                              --------------  --------------
Operating activities:

  Net income                                  $   5,245,767   $   4,404,444
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net gains on sales of properties           (5,523,282)       (367,183)
      Gain on forgiveness of debt                                (4,332,623)
      Depreciation of properties                    653,725         809,255
      Amortization of deferred expenses              74,933          51,751
      Net change in:
        Escrow deposits                             208,353        (102,124)
        Accounts and accrued interest
          receivable                                (32,214)         (2,853)
        Accounts payable                            (32,492)       (242,378)
        Due to affiliates                            63,619         (37,062)
        Accrued liabilities                        (382,204)         15,378
        Escrow liabilities                           54,485          34,620
        Security deposits                           (23,679)           (485)
                                              --------------  --------------
  Net cash provided by operating activities         307,011         230,740
                                              --------------  --------------
Investing activities:

  Proceeds from sales of properties               7,897,882      11,664,858
  Payment of selling costs                         (320,159)       (120,599)
  Improvements to properties                                        (92,844)
  Purchase of restricted investments                             (1,230,000)
                                              --------------  --------------
  Net cash provided by investing activities       7,577,723      10,221,415
                                              --------------  --------------
Financing activities:

  Distribution to Limited Partners                 (127,879)
  Repayment of mortgage notes payable            (5,530,000)    (11,110,154)
  Repayment of mortgage note payable -
    affiliate                                    (2,323,345)
  Principal payments on purchase price,
    promissory and mortgage notes payable          (319,452)       (243,966)
  Deposits for mortgage loan refinancings                          (459,000)
  Funding of capital improvement escrows            (96,900)
  Disbursements from capital improvement
    escrows                                         256,944          33,285
                                              --------------  --------------
  Net cash used in financing activities          (8,140,632)    (11,779,835)
                                              --------------  --------------

Net change in cash and cash equivalents            (255,898)     (1,327,680)
Cash and cash equivalents at beginning
  of period                                       4,448,617       3,387,355
                                              --------------  --------------
Cash and cash equivalents at end of period    $   4,192,719   $   2,059,675
                                              ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on non-affiliated purchase price, promissory and mortgage notes payable of $2,158,692 and $2,673,570 and paid interest expense of $2,118,168 and $2,632,561, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees           $279,127   $85,176      $28,427
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       43,011    25,114       23,270
        Data processing                  18,398     9,798       26,024
        Investor communications          13,664     7,978        5,713
        Legal                            11,457     6,690        7,747
        Portfolio management             43,026    17,417       32,902
        Other                            11,352     6,628        6,467


In June 1994, the Partnership used cash reserves to repay the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. The Partnership incurred interest expense of $42,437 and $184,996 and paid interest expense of $72,120 and $206,003 on this loan during the nine months ended September 30, 1994 and 1993, respectively.

The Partnership was required to post a $1,230,000 letter of credit as additional collateral for the mortgage note payable collateralized by the Eagles Pointe Apartments. An affiliate of the General Partner originally had been providing a guarantee for this letter of credit. During 1993, the Partnership pledged $1,230,000 from its cash reserves as cash collateral for the letter of credit in place of the affiliate's guarantee. The amount pledged as collateral is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulates for the benefit of the Partnership.

4.  Property Sales:

a) In February 1994, the Partnership sold the Bemis Square Shopping Center, including a leasehold interest in a portion of the land, for a sale price of $4,350,000. The purchaser assumed the existing first mortgage loan in the amount of $3,602,118. The Partnership paid $149,000 to two unaffiliated parties as a brokerage commission and $10,275 in closing costs and received the remaining $588,607 of sale proceeds. The basis of the property sold was $1,815,309, net of accumulated depreciation of $1,579,016. For financial statement purposes, the Partnership recognized a gain of $2,375,416 from the sale of the property.

b) In May 1994, the Partnership sold the Via El Camino Apartments for a sale price of $7,150,000. A portion of the sale proceeds was used to repay the existing first mortgage of $5,530,000. The Partnership also paid $143,000 to an unaffiliated party as a brokerage commission and $17,884 in closing costs and received the remaining $1,459,116 of sale proceeds. The basis of the property sold was $3,841,250, net of accumulated depreciation of $2,536,427. For financial statement purposes, the Partnership recognized a gain of $3,147,866 from the sale of the property.

5.  Subsequent Event:

In October 1994, the Partnership made a distribution of $127,879 ($1.725 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. From 1984 to 1994, eleven of these properties were sold or relinquished through foreclosure. The Partnership continues to own the three remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized net gains during 1993 and 1994 in connection with the sales of four properties, and an extraordinary gain during 1993 due to the discount received on the repayment of debt on the 1400 North Lake Shore Drive Apartment Building. As a result of these significant events, the Partnership recognized net income during the nine months ended September 30, 1994 and 1993 and a net loss during the quarters ended September 30, 1994 and 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The sales of the Southgate and Bemis Square shopping centers and the Via El Camino Apartments in June 1993, February 1994 and May 1994, respectively, resulted in decreases in rental and service income, interest expense on purchase price, promissory and mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. The Partnership recognized gains in connection with these property dispositions and recognized a loss from the May 1993 sale of the 1400 North Lake Shore Drive Apartment Building, which had been in receivership since June 1992. The Partnership also recognized an extraordinary gain due to the discount received on the repayment of debt on the 1400 North Lake Shore Drive Apartment Building.

An increase in rental collections at the Eagles Pointe Apartments due to higher rental rates partially offset the above decrease in rental and service income.

The proceeds received from the October 1993 refinancings of the Balcones Woods and Songbird Phases I and II apartment complexes and the above-mentioned property sales, resulted in an increase in funds available for short-term investments. This increase in funds available, combined with higher interest rates, resulted in an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

A scheduled increase in the interest rate on the wrap-around note collateralized by the Meridian Hills Court Apartments caused an increase in interest income on wrap-around note receivable during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

A reduction in the interest rate in October 1993 on the note payable related to the Songbird Phases I and II Apartments and the subsequent repayment of this note in June 1994 contributed to the decrease in interest expense on purchase price, promissory and mortgage notes payable due to the property dispositions.

Deferred fees paid in connection with the two October 1993 refinancings are being amortized over the terms of the respective loan agreements, resulting in an increase in amortization expense during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Higher expenditures at the Partnership's three remaining properties relating to such items as landscaping, painting and floor and wall covering upgrades offset the decrease in property operating expenses due to the property dispositions and resulted in an overall increase in property operating expenses during the nine months ended September 30, 1994 as compared to the same period in 1993.

Higher accounting and portfolio management fees resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The operating activities of the Partnership include the cash flow from operations of the properties as discussed below, and interest income received on the wrap-around note receivable and short-term investments, offset by administrative costs. The net cash flow provided by investing activities represents proceeds received from the sales of the Bemis Square Shopping Center and Via El Camino Apartments less selling costs. These proceeds were partially used in financing activities to repay the existing mortgage on the Via El Camino Apartments, while the mortgage on the Bemis Square Shopping Center was assumed by the purchaser. Other financing activities include principal payments on mortgage notes payable, capital improvement escrow activity and a quarterly distribution to Limited Partners. In addition, the Partnership used cash reserves to repay the note payable related to the Songbird Phases I and II Apartments in June 1994. As a result, the cash or near cash position of the Partnership decreased as of September 30, 1994 when compared to December 31, 1993. Cash reserves are being retained for future requirements and may be needed in connection with the Meridian Hills Court Apartments wrap-around note.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. For the nine months ended September 30, 1994 and 1993, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated a marginal cash flow deficit during 1994 and a significant cash flow deficit during 1993. The Eagles Pointe deficits are primarily a result of maintenance and repairs expenditures deferred from prior years. The Bemis Square Shopping Center and the Via El Camino Apartments, which were sold in 1994, generated positive cash flow during the nine months ended September 30, 1993.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of certain of the properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own many of these properties for longer than the holding period for the assets originally described in the prospectus.

The Partnership received a wrap-around note in connection with the sale of Meridian Hills Court Apartments. The wrap-around note matured in November 1994 and the borrower and the Partnership are currently negotiating an extension. The underlying mortgage note payable related to this wrap-around note matures in July 1996.

In February 1994, the Partnership sold the Bemis Square Shopping Center for a sale price of $4,350,000. The purchaser acquired title to the property subject to a loan which had an outstanding principal balance of $3,602,118 at closing. From the proceeds of the sale, the Partnership paid $149,000 to two unaffiliated parties as a brokerage commission and $10,275 in closing costs, and received the remaining proceeds of $588,607. Neither the General Partner nor any of its affiliates received a commission in connection with the sale of the property.

In May 1994, the Partnership sold the Via El Camino Apartments for a sale price of $7,150,000. A portion of the sale proceeds was used to repay the existing first mortgage of $5,530,000. The Partnership also paid $143,000 to an unaffiliated party as a brokerage commission and $17,884 in closing costs, and received the remaining proceeds of $1,459,116. Neither the General Partner nor any of its affiliates received a commission in connection with the sale of the property.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's successful efforts to obtain loan refinancings, as well as the repayment of certain loans with proceeds from property sales and cash reserves, the Partnership has no third party financing related to its properties which matures prior to 1998.

In October 1994, the Partnership made a distribution of $127,879 ($1.725 per Interest) to the holders of Limited Partnership Interests for the third quarter of 1994, representing available Net Cash Receipts. This distribution level is consistent with the second quarter of 1994, when distributions to Limited Partners were reinstated. To date, investors have received distributions totaling $328.45 per $1,000 Interest as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, future distributions will depend on continued cash flow from the Partnership's remaining properties, the repayment or extension of the Meridian Hills Court Apartments wrap-around note receivable, and proceeds from future property sales, as to all of which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:
- - ------------

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 11, 1981 (Registration No. 2-74358), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-11127) are incorporated herein by reference.

(10) Material Contracts:

(i) The Agreement of Sale and attachments thereto and the Escrow Agreement relating to the sale of 1400 North Lake Shore Drive Apartment Building, Chicago, Illinois included as Exhibit 10(b) to the Registrant's Report on Form 10-K for the year ended December 31, 1992 are incorporated herein by reference.

(ii) The Agreement of Sale of Via El Camino Apartments, Phoenix, Arizona, included as Exhibit 2 to the Registrant's Report on Form 8-K dated April 13, 1994 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K:
- - -----------------------

No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS LTD.-82



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XI, the General Partner



                              By: /s/Allan Wood
                                  -----------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Partners-XI, the General Partner



Date: November 11, 1994
      --------------------------