Form 10-K
period 1994-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1995-03-28
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11127
                       -------

                        BALCOR REALTY INVESTORS LTD.-82
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3139801
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Realty Investors Ltd.-82 (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $74,133,000 from sales of Limited Partnership Interests. The Registrant's operations currently consist exclusively of investment in and operation of real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of eleven of these properties. As of December 31, 1994, the Registrant owned the three properties described under "Properties" (Item 2). The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

During 1994, the Registrant sold two properties, and during February 1995, the wrap-around note received in connection with the sale of the Meridian Hills Court Apartments was repaid in full. See Notes 3 and 9 of Notes to Financial Statements for additional information.

During 1994, the Registrant used cash reserves to repay the second mortgage note related to the Songbird Phases I and II Apartments. See Note 8 of Notes to Financial Statements for additional information.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Of the Registrant's three remaining properties, during 1994 two generated positive cash flow while Eagles Pointe Apartments generated a marginal cash flow deficit. See Item 7. Liquidity and Capital Resources for additional information.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of many of its properties for longer than the holding period for the assets originally described in the prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Partners-XI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the three real properties described below:

Location                      Description of Property
- --------                      -----------------------
Austin, Texas              *  Balcones Woods Apartments: a 384-unit apartment
                              complex located on approximately 23 acres.

Atlanta, Georgia              Eagles Pointe Apartments: a 252-unit apartment
                              complex located on approximately 25 acres.

San Antonio, Texas            Songbird Apartments, Phase I and Phase II: a
                              262-unit apartment complex located on
                              approximately 13 acres.

 * Owned by the Registrant through a joint venture with the seller.

Each of the above properties is held subject to various mortgages and other forms of financing.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Balcones Woods Apartments
- -------------------------

In 1981, a joint venture consisting of the Registrant as general partner and the seller as limited partner (the "Joint Venture") acquired the Balcones Woods Apartments. In 1983, an affiliate of the seller (together with the seller, the "Seller") sold another property to a joint venture affiliated with the Registrant (the "Affiliate"). In 1987, the Joint Venture and the Affiliate filed suit against the Seller, two principals of the Seller and other parties in the 285th District Court, Bexar County, Texas, Case No.: 87-CI-11919, DO Associates, et al. vs. ADC Development Co., et al. The Joint Venture and the Affiliate sought to recover amounts due from the Seller under the management and guarantee agreements and for construction defects at the properties.

The case went to trial in April 1992 and the jury found for the Joint Venture and the Affiliate on certain counts and against them on other counts. The jury awarded the Joint Venture $55,860 in damages and $150,000 in attorneys' fees and the Affiliate $45,654 in damages and $150,000 in attorneys' fees, which were less than the amounts requested. The Joint Venture and the Affiliate filed a notice of appeal in October 1993, in the Fourth Court of Appeals, State of Texas, San Antonio (Appeal No.: 04-93-00718-CV). In November 1993, a principal of the Seller filed for protection under Chapter 7 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Nevada, Case No. BK-S93-25-233-LBR, In Re Dustin Gorden, which stayed the proceedings in the Appellate Court. However, the Bankruptcy Court lifted the stay to permit the appeal to proceed. In January 1995, the Joint Venture, the Affiliate and certain defendants executed a motion in the Appellate Court to stay the appeal so that settlement discussions, which are currently ongoing, could proceed.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 7,896.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $8,392,007  $9,010,969 $12,403,715 $15,242,595 $13,607,368
Loss before net
  gains on sales
  of assets, write-
  off of real estate
  commissions and
  extraordinary items (100,170)   (950,479) (1,003,918) (2,428,716) (2,137,102)
Net income (loss)    5,423,112   3,749,327   7,502,993  (2,058,204) (2,137,102)
Net income (loss)
  per Limited Part-
  nership Interest       72.48       50.58      100.74      (26.18)     (27.39)
Total assets        26,891,815  34,122,065  44,314,508  57,514,920  58,758,757
Mortgage notes
  payable           28,823,037  40,714,714  51,853,415  70,438,350  70,823,111
Distributions per
  Limited Partner-
  ship Interest           3.45        None        None        None        None


Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

Balcor Realty Investors Ltd.-82 (the "Partnership") recognized net gains and extraordinary gains during 1992, 1993 and 1994 in connection with the dispositions of seven properties and the forgiveness of debt related to a property sale. The Partnership also wrote-off real estate commissions payable to the General Partner resulting in the recognition of additional income during 1992. The timing of these transactions, along with improved property operations in 1994, resulted in an increase in net income in 1994 as compared to 1993 and a decrease in net income in 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
- ----------

1994 Compared to 1993
- ---------------------

The sales of the Southgate and Bemis Square shopping centers and the Via El Camino Apartments in June 1993, February 1994 and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, maintenance and repairs, real estate taxes and property management fees during 1994 as compared to 1993. The Partnership recognized gains in connection with these property dispositions and recognized a loss from the May 1993 sale of the 1400 North Lake Shore Drive Apartment Building, which had been in receivership since June 1992. The Partnership also recognized an extraordinary gain in 1993 due to the forgiveness of debt on the 1400 North Lake Shore Drive Apartment Building.

An increase in rental revenue during 1994 at the Eagles Pointe Apartments due to higher rental rates partially offset the above decrease in rental and service income.

The proceeds received from the October 1993 refinancings of the Balcones Woods and Songbird Phases I and II apartment complexes and the above-mentioned property sales, resulted in an increase in funds available during 1994 for short-term investments. This increase in available funds, combined with higher interest rates, resulted in an increase in interest income on short-term investments during 1994 when compared to 1993.

An increase in the interest rate in accordance with the terms of the Meridian Hills Court Apartments wrap-around note resulted in an increase in interest income on wrap-around note receivable during 1994 when compared to 1993.

During 1994, a liability related to tenant improvements at one of the disposed of properties was written-off and recognized as other income in the financial statements.

A reduction in the interest rate in October 1993 on the note payable related to the Songbird Phases I and II Apartments, and the subsequent repayment of this note in June 1994, further contributed to the decrease in interest expense on mortgage notes payable.

Higher insurance expense and leasing costs at the Balcones Woods Apartments and higher insurance expense and real estate tax consulting fees at the Songbird Phases I and II Apartments during 1994 substantially offset the decrease in property operating expenses due to the above mentioned property dispositions.

A decrease in expenditures for painting and floor and wall covering upgrades at the Eagles Pointe Apartments during 1994 further contributed to the decrease in maintenance and repairs. An increase in landscaping and painting costs at the Balcones Woods Apartments partially offset these decreases.

Higher accounting costs resulted in an increase in administrative expenses during 1994 when compared to 1993.

1993 Compared to 1992
- ---------------------

The appointment of a receiver for the 1400 North Lake Shore Drive Apartment Building in June 1992, and the dispositions of the Shallowford Ridge Apartments and the Millington Square and Southgate shopping centers in September 1992, December 1992 and June 1993, respectively, resulted in significant decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, maintenance and repairs, real estate taxes and property management fees during 1993 as compared to 1992. An increase in rental rates at all of the remaining properties partially offset the decrease in rental and service income.

The Partnership recognized extraordinary gains in connection with the dispositions through foreclosure of the Foxwood and Shallowford Ridge apartment complexes in February and September 1992, respectively. In addition, the Partnership recognized a loss in connection with the May 1993 sale of the 1400 North Lake Shore Drive Apartment Building and gains in connection with the sales of the Southgate and Millington Square shopping centers in June 1993 and December 1992, respectively. Also, an extraordinary gain was recognized due to the forgiveness of debt on the 1400 North Lake Shore Drive Apartment Building in May 1993.

The financing fee related to the Foxwood Apartment's mortgage loan was fully amortized during 1992 due to the foreclosure by the lender. This resulted in a decrease in the amortization of deferred expenses during 1993 as compared to 1992.

Higher expenditures at the Eagles Pointe and Songbird Phases I and II apartment complexes relating to items such as painting, landscaping, parking lot repairs, and floor and wall covering upgrades offset the decrease in maintenance and repairs due to property dispositions, and resulted in an overall increase in maintenance and repairs during 1993 as compared to 1992.

Higher legal fees incurred in 1992 in connection with the Balcones Woods Apartments litigation resulted in a decrease in administrative expenses during 1993 as compared to 1992.

The General Partner voluntarily waived its right to receive real estate commissions accrued by the Partnership in previous years. The payment of these commissions had been subordinated to a cumulative return to the Limited Partners as set forth in the Partnership Agreement. As a result, real estate commissions payable to the General Partner were written-off, and the resulting income of $1,772,250 was recognized in the financial statements during 1992. These commissions had been recognized in prior years as selling expenses which resulted in a reduction of the gains on the sales of the properties to which they related.

Liquidity and Capital Resources
- -------------------------------

The operating activities of the Partnership include the cash flow from operations of the properties as discussed below, and interest income received on the wrap-around note receivable and short-term investments, partially offset by administrative costs. The net cash flow provided by investing activities represents proceeds received from the sales of the Bemis Square Shopping Center and Via El Camino Apartments less selling costs. These proceeds were partially used in financing activities to repay the existing mortgage loan on the Via El Camino Apartments, while the mortgage loan on the Bemis Square Shopping Center was assumed by the purchaser. Other financing activities include principal payments on mortgage notes payable, capital improvement escrow activity and quarterly distributions to Limited Partners. In addition, the Partnership used cash reserves to repay the second mortgage note related to the Songbird Phases I and II Apartments. As a net result of this activity, the cash position of the Partnership decreased slightly as of December 31, 1994 when compared to December 31, 1993. Additionally, in February 1995, the Meridian Hills Court Apartments wrap-around note was repaid and the Partnership received net proceeds of approximately $1,340,000. A portion of the cash reserves will be retained for future working capital requirements, and a portion is expected to be distributed to Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For 1994 and 1993, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated a marginal cash flow deficit during 1994 and a significant cash flow deficit during 1993. The Eagles Pointe deficits are primarily a result of maintenance and repairs expenditures which were deferred in prior years. The majority of these deferred items have been completed as of December 31, 1994.

The Bemis Square Shopping Center and the Via El Camino Apartments, which were sold in 1994, generated positive cash flow during 1993.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow. As of December 31, 1994, the occupancy rates of the Partnership's properties ranged from 92% to 94%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of the remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

In February 1994, the Partnership sold the Bemis Square Shopping Center for a sale price of $4,350,000. The purchaser acquired the property subject to a mortgage loan which had an outstanding principal balance of $3,602,118. The Partnership received net sales proceeds of $588,607 after payment of closing costs. See Note 9 of Notes to Financial Statements for additional information.

In May 1994, the Partnership sold the Via El Camino Apartments for a sale price of $7,150,000. A portion of the sale proceeds was used to repay the mortgage loan of $5,530,000. The Partnership received the remaining net sales proceeds of $1,459,116 after payment of closing costs. See Note 9 of Notes to Financial Statements for additional information.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. As a result of the General Partner's efforts to obtain loan refinancings, as well as the repayment of certain loans with proceeds from property sales and cash reserves, the Partnership has no third party financing which matures prior to 1998.

In January 1995, the Partnership made a distribution of $127,879 ($1.725 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994, representing available Net Cash Receipts. Distributions to Limited Partners were reinstated at this level beginning with the second quarter 1994 distribution. To date, investors have received distributions of Net Cash Receipts of $20.175 and Net Cash Proceeds of $310, totaling $330.175 per $1,000 Interest as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, continued distributions will depend on cash flow from the Partnership's remaining properties, adequate reserves and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original capital.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1994            December 31, 1993
                    -----------------------      -----------------------
                     Financial       Tax          Financial       Tax
                    Statements     Returns       Statements     Returns
                    ----------    ---------      ----------    ---------

Total assets        $26,891,815  $28,024,973   $ 34,122,065 $ 32,586,581
Partners' capital
  (deficit):
    General Partner  (3,843,930)  (5,177,262)    (3,894,154)  (6,507,411)
    Limited Partners    989,189    3,067,569     (4,127,941)  (3,198,603)
Net income (loss):
    General Partner      50,224    1,330,149           (526)  (2,077,724)
                                          (A)                         (A)
    Limited Partners  5,372,888    6,521,930      3,749,853    1,103,744
                                          (A)                         (A)
    Per Limited
      Partnership
      Interest            72.48        87.98          50.58        14.89

(A) Includes a net long term capital gain of $8,404,796 and a net long-term capital loss of $(3,572,281) for 1994 and 1993, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                     OFFICERS
     -----                                     --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners - XI, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Partners-XI nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner own 25 Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership set forth as
Exhibit 3 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 15, 1982 (Registration No. 2-74358), is incorporated herein by reference.

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

(10) Material Contracts:

(i) The Agreement of Sale of Via El Camino Apartments, Phoenix, Arizona, included as Exhibit 2 to the Registrant's Report on Form 8-K dated April 13, 1994 is incorporated herein by reference.

(ii) The Agreement of Sale and attachments thereto and the Escrow Agreement relating to the sale of the Southgate Shopping Center included as Exhibit 2 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1993 are incorporated herein by reference.

(iii) The Agreement of Sale and attachments thereto and the Escrow Agreement relating to the sale of Bemis Square Shopping Center included as Exhibit 2 to the Registrant's Report on Form 10-K for the year ended December 31, 1993 are incorporated herein by reference.

(iv) The Agreement of Sale and attachments thereto and the Escrow Agreement relating to the sale of 1400 North Lake Shore Drive Apartment Building included as Exhibit 2 to the Registrant's Report on Form 10-K for the year ended December 31, 1992 are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS LTD.-82


                         By:  /s/Allan Wood
                              ---------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XI, the
                              General Partner

Date: March 27, 1995
      ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XI,
 /s/Thomas E. Meador     the General Partner                 March 27, 1995
- --------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and
                         Chief Accounting and Financial
                         Officer (Principal Accounting
                         and Financial Officer) of
                         Balcor Partners-XI, the
    /s/Allan Wood        General Partner                     March 27, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Deficit, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors Ltd.-82:

We have audited the financial statements and the financial statement schedule of Balcor Realty Investors Ltd.-82 (An Illinois Limited Partnership) as listed in the index of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 13, 1995

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1994 and 1993



                                     ASSETS


                                                   1994           1993
                                              -------------  -------------
Cash and cash equivalents                     $  4,292,726   $  4,448,617
Restricted investments                           1,230,000      1,230,000
Escrow deposits                                  1,149,063      1,650,613
Accounts and accrued interest receivable           112,860         86,451
Wrap-around note receivable                      6,150,000      6,150,000
Deferred gain on sale of property               (3,244,180)    (3,244,180)
Deferred expenses, net of accumulated
  amortization of $175,843 in 1994 and
  $287,744 in 1993                                 569,532        662,981
                                              -------------  -------------
                                                10,260,001     10,984,482
                                              -------------  -------------
Investment in real estate, at cost:
  Land                                           3,452,798      5,035,382
  Buildings and improvements                    25,174,333     33,363,751
                                              -------------  -------------
                                                28,627,131     38,399,133
  Less accumulated depreciation                 11,995,317     15,261,550
                                              -------------  -------------
  Investment in real estate,
    net of accumulated depreciation             16,631,814     23,137,583
                                              -------------  -------------
                                              $ 26,891,815   $ 34,122,065
                                              =============  =============



                        LIABILITIES AND PARTNERS' DEFICIT



Accounts payable                              $    140,229   $    427,380
Due to affiliates                                   97,841         66,931
Accrued liabilities, principally interest
  and real estate taxes                            520,304        778,752
Escrow liabilities                                  39,877         13,626
Security deposits                                  125,268        142,757
Mortgage notes payable                          28,823,037     38,391,369
Mortgage note payable - affiliate                               2,323,345
                                              -------------  -------------
    Total liabilities                           29,746,556     42,144,160

Partners' deficit (74,133 Limited Partnership
  Interests issued and outstanding)             (2,854,741)    (8,022,095)
                                              -------------  -------------
                                              $ 26,891,815   $ 34,122,065
                                              =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
              for the years ended December 31, 1994, 1993 and 1992



                                      Partners' (Deficit) Capital Accounts
                               -------------------------------------------
                                                 General        Limited
                                   Total         Partner        Partners
                               -------------  -------------  -------------
Balance at December 31, 1991   $(19,274,415)  $ (3,928,501)  $(15,345,914)

Net income for the year
  ended December 31, 1992         7,502,993         34,873      7,468,120
                               -------------  -------------  -------------
Balance at December 31, 1992    (11,771,422)    (3,893,628)    (7,877,794)

Net income (loss) for the year
  ended December 31, 1993         3,749,327           (526)     3,749,853
                               -------------  -------------  -------------
Balance at December 31, 1993     (8,022,095)    (3,894,154)    (4,127,941)

Cash distributions to
  Limited Partners(A)              (255,758)                     (255,758)

Net income for the year
  ended December 31, 1994         5,423,112         50,224      5,372,888
                               -------------  -------------  -------------
Balance at December 31, 1994   $ (2,854,741)  $ (3,843,930)  $    989,189
                               =============  =============  =============



(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                    1994           1993           1992
                                ------------   ------------   ------------
             First Quarter          None           None           None
             Second Quarter         None           None           None
             Third Quarter         $1.725          None           None
             Fourth Quarter        $1.725          None           None

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992



                                    1994           1993           1992
                               -------------  -------------  -------------
Income:
  Rental and service           $  7,188,617   $  8,304,686   $ 11,714,242
  Interest on short-term
    investments                     247,640        145,095        135,973
  Interest on wrap-around note
    receivable                      655,750        561,188        553,500
  Other income                      300,000
                               -------------  -------------  -------------
      Total income                8,392,007      9,010,969     12,403,715
                               -------------  -------------  -------------
Expenses:
  Interest on mortgage
    notes payable                 2,834,551      3,766,507      5,313,590
  Depreciation                      849,210      1,066,030      1,732,437
  Amortization of deferred
    expenses                         93,449         84,659        177,618
  Property operating              2,090,958      2,139,579      2,905,536
  Maintenance and repairs         1,076,899      1,288,867        974,154
  Real estate taxes                 649,662        711,189      1,062,791
  Property management fees          358,941        424,476        604,832
  Administrative                    538,507        480,141        636,675
                               -------------  -------------  -------------
      Total expenses              8,492,177      9,961,448     13,407,633
                               -------------  -------------  -------------
Loss before net gains on sales
  of properties, write-off
  of real estate commissions
  and extraordinary items          (100,170)      (950,479)    (1,003,918)
Net gains on sales of
  properties                      5,523,282        367,183      1,006,738
Write-off of real estate
  commissions payable to
  General Partner                                               1,772,250
                               -------------  -------------  -------------
Income (loss) before
  extraordinary items             5,423,112       (583,296)     1,775,070

Extraordinary items:
  Gain on forgiveness of debt                    4,332,623
  Gains on foreclosures
    of properties                                               5,727,923
                               -------------  -------------  -------------
Net income                     $  5,423,112   $  3,749,327   $  7,502,993
                               =============  =============  =============
Income (loss) before
  extraordinary items
  allocated to General Partner $     50,224   $    (43,852)  $    (22,406)
                               =============  =============  =============
Income (loss) before
  extraordinary items allocated
  to Limited Partners          $  5,372,888   $   (539,444)  $  1,797,476
                               =============  =============  =============
Income (loss) before
  extraordinary items per
  Limited Partnership Interest
  (74,133 issued and
  outstanding)                 $      72.48   $      (7.28)  $      24.25
                               =============  =============  =============
Extraordinary items allocated
  to General Partner                   None   $     43,326   $     57,279
                               =============  =============  =============
Extraordinary items allocated
  to Limited Partners                  None   $  4,289,297   $  5,670,644
                               =============  =============  =============
Extraordinary items per Limited
  Partnership Interest (74,133
  issued and outstanding)              None   $      57.86   $      76.49
                               =============  =============  =============
Net income (loss) allocated to
  General Partner              $     50,224   $       (526)  $     34,873
                               =============  =============  =============
Net income allocated to
  Limited Partners             $  5,372,888   $  3,749,853   $  7,468,120
                               =============  =============  =============
Net income per Limited
  Partnership Interest (74,133
  issued and outstanding)      $      72.48   $      50.58   $     100.74
                               =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992



                                    1994           1993           1992
                               -------------  -------------  -------------
Operating activities:

  Net income                   $  5,423,112   $  3,749,327   $  7,502,993
  Adjustments to reconcile net
    income to net cash
    provided by or used in
    operating activities:
      Net gains on sales of
        properties               (5,523,282)      (367,183)    (1,006,738)
      Gain on forgiveness
        of debt                                 (4,332,623)
      Write-off of real estate
        commissions payable to
        General Partner                                        (1,772,250)
      Gains on foreclosures
        of properties                                          (5,727,923)
      Other income                 (300,000)
      Depreciation of
        properties                  849,210      1,066,030      1,732,437
      Amortization of deferred
        expenses                     93,449         84,659        177,618
      Net change in:
        Escrow deposits              84,996       (582,707)        53,127
        Accounts and accrued
          interest receivable       (26,409)         3,678        163,529
        Accounts payable             12,849       (168,041)       (74,303)
        Due to affiliates            30,910        (21,742)       (39,217)
        Accrued liabilities        (258,448)        23,538        530,111
        Escrow liabilities           26,251          2,838        (10,590)
        Security deposits           (17,489)         3,487       (202,254)
                               -------------  -------------  -------------
  Net cash provided by or used
    in operating activities         395,149       (538,739)     1,326,540
                               -------------  -------------  -------------

Investing activities:

  Proceeds from sales of
    properties                    7,897,882     11,664,858        750,000
  Payment of selling costs         (320,159)      (120,599)       (86,281)
  Improvements to properties                      (266,691)      (165,305)
  Purchase of restricted
    investments                                 (1,230,000)
  Proceeds relating to land
    condemnation                                                  654,922
                               -------------  -------------  -------------
  Net cash provided by
    investing activities          7,577,723     10,047,568      1,153,336
                               -------------  -------------  -------------
Financing activities:

  Distributions to Limited
    Partners                       (255,758)
  Repayment of mortgage note
    payable - affiliate          (2,323,345)
  Proceeds from refinancings of
    mortgage notes payable                      16,925,000
  Repayment of mortgage
    notes payable                (5,530,000)   (23,686,375)
  Principal payments on
    mortgage notes payable         (436,214)      (352,338)    (1,578,196)
  Funding of capital
    improvement escrows            (129,200)      (740,758)      (352,613)
  Disbursements from capital
    improvement escrows             545,754         33,285        112,851
  Payment of deferred expenses                    (626,381)
                               -------------  -------------  -------------
  Net cash used in financing
    activities                   (8,128,763)    (8,447,567)    (1,817,958)
                               -------------  -------------  -------------

Net change in cash and
  cash equivalents                 (155,891)     1,061,262        661,918
Cash and cash equivalents at
  beginning of year               4,448,617      3,387,355      2,725,437
                               -------------  -------------  -------------
Cash and cash equivalents at
  end of year                  $  4,292,726   $  4,448,617   $  3,387,355
                               =============  =============  =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                  5

Depreciation expense for tenant improvements was computed using a straight-line method over the term of the lease.

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

When properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles. Deferred gains on sales of properties result from prior year sales being recorded under the installment method. Gains are recognized (based on the gross profit percentage) as future sales proceeds are collected.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provides for Balcor Partners-XI to be the General Partner and for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% of the profits and losses. Profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 5% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds. The payment of this amount to the General Partner is subordinated to the return to holders of Interests of their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital, as described below.

Under certain circumstances, the General Partner may also participate in the Net Cash Proceeds of (i) the refinancing of Partnership properties and (ii) the sale of Partnership properties. When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, the General Partner will receive 15% of further distributed Net Cash Proceeds. Such distribution will include the accrued distributive share from operations.

3. Wrap-around Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower an extension. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance which was $4,807,555 at the time of the repayment. As a result of this repayment, the Partnership will recognize the remaining deferred gain of $3,244,180 from the property sale in its 1995 financial statements. The Partnership had recognized interest income related to this wrap-around note during each of 1994, 1993 and 1992.

4. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                                  Carrying     Carrying    Current   Final
                                  Amount of    Amount of   Inter-   Matur-   Current    Estimated
Property Pledged                  Notes at     Notes at      est      ity    Monthly     Balloon
as Collateral                     12/31/94     12/31/93     Rate     Date    Payment     Payment
- -----------------                ----------   ----------   ------   ------   -------   ----------
Apartment Complexes:
Balcones Woods (A)               $9,464,764   $9,599,766   7.625%     2003  $71,726    $7,701,000
Eagles Pointe                     4,539,803    4,659,290   9.750%     1998   47,254     4,102,000
                                  2,798,517    2,813,750  11.875%     1998   29,046     2,742,000
Meridian Hills Court (B)          4,814,381    4,874,192
Songbird Phases I and II (C)      7,205,572    7,308,580   7.625%     2003   54,728     5,876,000
Via El Camino (D)                              5,530,000

Shopping Center:
Bemis Square (D)                               3,605,791
                                -----------   ----------
Mortgage Notes Payable -
  Nonaffiliates                  28,823,037   38,391,369

Mortgage Note Payable - Affiliate:

Songbird Phases I and II (E)                   2,323,345
                                -----------  -----------
    Total                       $28,823,037  $40,714,714
                                ===========  ===========

See notes (A) through (E) following.

(A) In October 1993, this loan was refinanced. The interest rate decreased from 9.75% to 7.625%, the maturity date was extended from October 1993 to November 2003 and the monthly payments increased from $63,835 to $71,726. A portion of the proceeds from the new $9,600,000 first mortgage loan was used to repay the existing mortgage loan of $6,817,737.

(B) In February 1995, the note which wraps around this mortgage note payable was repaid in full. As of this repayment, the Partnership no longer has any further obligation related to this mortgage note payable. See Note 3 of Notes to Financial Statements for additional information.

(C) In October 1993, this loan was refinanced. The interest rate decreased from 9.875% to 7.625%, the maturity date was extended from October 1993 to November 2003 and the monthly payments increased from $51,406 to $54,728. A portion of the proceeds from the new $7,325,000 first mortgage loan was used to repay the existing mortgage loan of $5,758,484.

(D) This property was sold during 1994. See Note 9 of Notes to Financial Statements for additional information.

(E) This loan was repaid in June 1994. See Note 8 of Notes to Financial Statements for additional information.

The Partnership's mortgage loans described above all require current monthly payments of principal and interest.

The Partnership incurred interest expense on non-affiliated mortgage notes payable of $2,792,114, $3,551,828 and $5,062,522 and paid interest expense of $2,792,114, $3,551,828 and $4,662,318 during 1994, 1993 and 1992, respectively.

Approximate principal maturities of the above mortgage notes payable during each of the next five years are as follows:

                         1995         $    406,000
                         1996              442,000
                         1997              465,000
                         1998            7,167,000
                         1999              348,000

The Meridian Hills Court Apartments wrap-around note was repaid in February 1995, and these maturities exclude the related mortgage note payable.

5. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

6. Seller's Participation in Joint Venture:

The Balcones Woods Apartments is owned by a joint venture between the Partnership and the seller. Consequently, the property seller retains an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment, if any, for the seller's participation in the joint venture.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. For 1994, the net effect of these accounting differences is that the net income for 1994 in the financial statements is $2,428,967 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                      Year Ended        Year Ended          Year Ended
                       12/31/94          12/31/93            12/31/92
                    --------------   ----------------    ----------------
                     Paid   Payable   Paid     Payable    Paid     Payable
                    ------  -------  ------    -------   ------    -------

Property manage-
  ment fees        $336,869    None $424,534    $35,260 $631,372    $35,318
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting       66,482 $25,801   58,691      4,849   66,075      4,882
    Data processing  44,605  10,907   32,306      6,148   37,168      3,050
    Investor com-
      munications    20,355   5,898   18,645      1,541   12,803        946
    Legal            10,594   8,392   15,634      1,292   18,339      1,355
    Portfolio
      management     65,643  39,974   77,270     16,561   84,785     41,909
    Other            12,668   6,869   15,490      1,280   16,427      1,213

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The General Partner had voluntarily waived its right to receive real estate commissions accrued by the Partnership in previous years. The payment of these commissions had been subordinated to a cumulative return to the Limited Partners as set forth in the Partnership Agreement. As a result, real estate commissions payable to the General Partner were written-off, and the resulting income of $1,772,250 was recognized in the financial statements during 1992.

In June 1994, the Partnership used cash reserves to repay the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. The Partnership incurred interest expense of $42,437, $214,679 and $251,068 and paid interest expense of $72,120, $206,003 and
$251,068 on this loan during 1994, 1993 and 1992, respectively.

The Partnership was required to post a $1,230,000 letter of credit as additional collateral for the Eagles Pointe Apartments mortgage note payable. An affiliate of the General Partner originally had been providing a guarantee for this letter of credit. During 1993, the Partnership pledged $1,230,000 from its cash reserves as cash collateral for the letter of credit in place of the affiliate's guarantee. The amount pledged as collateral is invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulates for the benefit of the Partnership.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $66,189, $46,181 and $84,122 for 1994, 1993 and 1992, respectively.

9. Property Sales:

(a) In May 1994, the Partnership sold the Via El Camino Apartments for a sale price of $7,150,000. From the proceeds of the sale, the Partnership paid $5,530,000 in full satisfaction of the property's first mortgage loan. The basis of the property sold was $3,841,250, net of accumulated depreciation of $2,536,427, and for financial statement purposes, the Partnership recognized a gain of $3,147,866 from the sale of the property.

(b) In February 1994, the Partnership sold the Bemis Square Shopping Center, including a leasehold interest in a portion of the land, for a sale price of $4,350,000. The purchaser assumed the existing first mortgage loan in the amount of $3,602,118. The basis of the property sold was $1,815,309, net of accumulated depreciation of $1,579,016, and for financial statement purposes, the Partnership recognized a gain of $2,375,416 from the sale of the property.

(c) In June 1993, the Partnership sold the Southgate Shopping Center for a sale price of $2,600,000. The purchaser assumed the existing first mortgage loan in the amount of $2,135,142. The basis of the property sold was $1,736,952, net of accumulated depreciation of $1,335,655, and for financial statement purposes, the Partnership recognized a gain of $832,295 from the sale of the property.

(d) In May 1993, the Partnership sold the 1400 North Lake Shore Drive Apartment Building for a sale price of $11,200,000. The Partnership paid net proceeds of $11,110,154 after selling costs in full satisfaction of the outstanding first mortgage loan, accrued interest and real estate tax advances due to an affiliate of the General Partner. In March 1993, the first mortgage loan was purchased by this affiliate, which had also advanced the funds in April 1993 to pay the delinquent real estate taxes on the property. The balance of the first mortgage loan was $13,000,000 and the accrued interest expense and real estate taxes totaled $2,442,777, net of escrows of $200,372 withheld by the first mortgage holder. For financial statement purposes, the Partnership recognized an extraordinary gain of $4,332,623 relating to the forgiveness of debt. The basis of the property was $11,575,266, net of accumulated depreciation of $927,147. For financial statement purposes, a loss of $465,112 was recognized from the sale of the property.

(e) In December 1992, the Partnership sold the Millington Square Shopping Center for a sale price of $3,256,564. The purchaser assumed the existing first mortgage loan in the amount of $2,506,564. The basis of the property sold was $2,163,545, net of accumulated depreciation of $1,611,046, and for financial statement purposes, the Partnership recognized a gain of $1,006,738 from the sale of the property.

10. Extraordinary Items:

(a) The Partnership recognized an extraordinary gain on forgiveness of debt in 1993 related to the 1400 North Lake Shore Drive Apartment Building. See Note 9 for additional information.

(b) In February and September 1992, titles to the Foxwood and Shallowford Ridge apartment complexes, respectively, were relinquished through foreclosure. The Partnership wrote-off the property bases of $9,344,561, net of accumulated depreciation of $5,352,932, the mortgage loan balances of $14,500,175 and other liabilities of $572,309. The Partnership recognized extraordinary gains on foreclosures related to these transactions totaling $5,727,923 during 1992.

11. Subsequent Event:

In January 1995, the Partnership made a distribution of $127,879 ($1.725 per Interest) to the holders of Limited Partnership Interests for the fourth quarter of 1994.

                                     BALCOR REALTY INVESTORS LTD.-82
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings                            Carrying
                               Encum-               and Im-               Improve-        Costs
     Description               brances    Land    provements     Land       ments          (a)
- ---------------------          -------  -------- ------------  --------   ---------     ---------
Balcones Woods Apts.,
  384-units, Austin, TX          (d)  $1,542,435  $ 7,546,641  $(28,797)   $240,505   $2,360,548
Eagles Pointe Apts.,
  252-units, Atlanta, GA         (d)     565,000    7,315,000                47,870      171,476
Songbird Phases I and
  II Apts., 262-units,
  San Antonio, TX                (d)     941,000    7,709,000                29,451      187,002
                                      ----------  -----------  --------    --------   ----------

  Total                               $3,048,435  $22,570,641  $(28,797)   $317,826   $2,719,026
                                      ==========  ===========  ========    ========   ==========
        See notes (a) through (e) following.

                                     BALCOR REALTY INVESTORS LTD.-82
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                              -------------------------------                               ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (b)(c)      tion(c)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------  ---------  ----- --------------
Balcones Woods Apts.,
  384-units, Austin, TX $1,914,223 $ 9,747,109  $11,661,332  $4,464,815     1983    9/81        (e)
Eagles Pointe Apts.,
  252-units, Atlanta,
  GA                       577,249   7,522,097    8,099,346   3,733,074     1977    6/82        (e)
Songbird Phases I and
  II Apts., 262-units,
  San Antonio, TX          961,326   7,905,127    8,866,453   3,797,428   1981/1982 6/82        (e)
                        ---------- -----------  ----------- -----------
    Total               $3,452,798 $25,174,333  $28,627,131 $11,995,317
                        ========== ===========  =========== ===========

See notes (a) through (e) following.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs, other related professional fees and capitalized construction period interest.

(b) The aggregate cost of land for Federal income tax purposes is $3,052,213 and the aggregate cost of buildings and improvements for Federal income tax purposes is $23,414,026. The total of the above-mentioned is $26,466,239.

(c)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $38,399,133  $53,707,462  $72,014,241
Additions during year:
  Capital improvements                               266,691       78,436
  Tenant improvements                                              86,869

Deductions during year:
  Cost of real estate sold           (9,772,002) (15,575,020)  (3,774,591)
  Foreclosures of investment
    properties                                                (14,697,493)
                                    -----------  -----------  -----------
Balance at end of year              $28,627,131  $38,399,133  $53,707,462
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

Balance at beginning of year        $15,261,550  $16,458,322  $21,689,863
Depreciation expense for
  the year                              849,210    1,066,030    1,732,437
Accumulated depreciation of
  foreclosed investment
  properties                                                   (5,352,932)
Accumulated depreciation of
  real estate sold                   (4,115,443)  (2,262,802)  (1,611,046)
                                    -----------   ----------  -----------

Balance at end of year              $11,995,317  $15,261,550  $16,458,322
                                    ===========  ===========  ===========

(d) See descriptions of mortgage notes payable in Note 4 of Notes to Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                  5

Depreciation expense for tenant improvements is computed using a straight-line method over the term of the lease.