Form 10-Q
period 1995-03-31
BALCOR REALTY INVESTORS LTD 82
filed 1995-05-15
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (UNAUDITED)

                                    ASSETS

                                                   1995          1994
                                              ------------- -------------
Cash and cash equivalents                     $  6,236,192  $  4,292,726
Restricted investments                           1,230,000     1,230,000
Escrow deposits                                    527,255     1,149,063
Accounts and accrued interest receivable            46,245       112,860
Wrap-around note receivable                                    6,150,000
Deferred gain on sale of property                             (3,244,180)
Deferred expenses, net of accumulated
  amortization of $115,927 in 1995 and
  $175,843 in 1994                                 538,954       569,532
                                              ------------- -------------
                                                 8,578,646    10,260,001
                                              ------------- -------------
Investment in real estate, at cost:
  Land                                           3,452,798     3,452,798
  Buildings and improvements                    25,174,333    25,174,333
                                              ------------- -------------
                                                28,627,131    28,627,131
  Less accumulated depreciation                 12,190,802    11,995,317
                                              ------------- -------------
Investment in real estate, net of
  accumulated depreciation                      16,436,329    16,631,814
                                              ------------- -------------
                                              $ 25,014,975  $ 26,891,815
                                              ============= =============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                              $    109,851  $    140,229
Due to affiliates                                  130,416        97,841
Accrued liabilities, principally interest
  and real estate taxes                            155,836       520,304
Escrow liabilities                                                39,877
Security deposits                                  124,271       125,268
Mortgage notes payable                          23,910,446    28,823,037
                                              ------------- -------------
    Total liabilities                           24,430,820    29,746,556

Partners' capital (deficit) (74,133 Limited
  Partnership Interests issued and
  outstanding)                                     584,155    (2,854,741)
                                              ------------- -------------
                                              $ 25,014,975  $ 26,891,815
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                 (UNAUDITED)

                                                   1995          1994
                                              ------------- -------------
Income:
  Rental and service                          $  1,733,155  $  1,955,074
  Interest on short-term investments               112,956        41,909
  Interest on wrap-around note receivable           89,037       161,437
                                              ------------- -------------
      Total income                               1,935,148     2,158,420
                                              ------------- -------------
Expenses:
  Interest on mortgage notes payable               550,421       835,073
  Depreciation                                     195,485       242,949
  Amortization of deferred expenses                 30,578        31,906
  Property operating                               489,364       642,340
  Real estate taxes                                157,882       166,941
  Property management fees                          85,198        92,897
  Administrative                                   103,625       129,962
                                              ------------- -------------
      Total expenses                             1,612,553     2,142,068
                                              ------------- -------------
Income before gains on sales of properties         322,595        16,352

Gains on sales of properties                     3,244,180     2,375,416
                                              ------------- -------------
Net income                                    $  3,566,775  $  2,391,768
                                              ============= =============
Net income allocated to General Partner       $     48,572  $     24,572
                                              ============= =============
Net income allocated to Limited Partners      $  3,518,203  $  2,367,196
                                              ============= =============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding)    $      47.46  $      31.93
                                              ============= =============
Distribution to Limited Partners              $    127,879          None
                                              ============= =============
Distribution per Limited Partnership
  Interest outstanding                        $      1.725          None
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                   (UNAUDITED)

                                                   1995          1994
                                              ------------- -------------
Operating activities:

  Net income                                  $  3,566,775  $  2,391,768
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Gains on sales of properties              (3,244,180)   (2,375,416)
      Depreciation of properties                   195,485       242,949
      Amortization of deferred expenses             30,578        31,906
      Net change in:
        Escrow deposits                            339,625       363,644
        Accounts and accrued interest
          receivable                                66,615       (57,629)
        Accounts payable                           (30,378)      (31,793)
        Due to affiliates                           32,575        47,237
        Accrued liabilities                       (364,468)     (412,946)
        Escrow liabilities                         (39,877)       40,866
        Security deposits                             (997)       (4,749)
                                              ------------- -------------
  Net cash provided by operating
    activities                                     551,753       235,837
                                              ------------- -------------
Investing activities:

  Proceeds from repayment of wrap-around
    note received in connection with sale of
    real estate                                  1,342,445
  Proceeds from sale of real estate                              747,882
  Payment of selling costs                                      (159,275)
                                              ------------- -------------
  Net cash provided by investing
    activities                                   1,342,445       588,607
                                              ------------- -------------
Financing activities:

  Distributions to Limited Partners               (127,879)
  Principal payments on mortgage
    notes payable                                 (105,036)     (103,482)
  Funding of capital improvement escrows           (32,300)      (32,300)
  Disbursements from capital improvement
    escrows                                        314,483        66,777
                                              ------------- -------------
  Net cash provided by or used in
    financing activities                            49,268       (69,005)
                                              ------------- -------------
Net change in cash and cash equivalents          1,943,466       755,439
Cash and cash equivalents at beginning
  of period                                      4,292,726     4,448,617
                                              ------------- -------------
Cash and cash equivalents at end of period    $  6,236,192     5,204,056
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $550,421 and $812,497 and paid interest expense of $550,421 and $771,724, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 were:


                                        Paid      Payable
                                     -----------  --------

    Reimbursement of expenses to
      the General Partner, at cost         None  $130,416

During the quarter ended March 31, 1994, the Partnership incurred interest expense of $22,576 and paid interest expense of $44,086 on the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan was repaid in June 1994.

4. Repayment of Wrap-around Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower an extension. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance which was $4,807,555 at the time of the repayment. The liability for the underlying mortgage note has been assumed by the purchaser of the property. As a result of this repayment, the Partnership recognized the remaining deferred gain of $3,244,180 from the property sale in the 1995 financial statements.

5. Subsequent Event:

In April 1995, the Partnership made a distribution of $3,093,199 ($41.725 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. This distribution includes a regular distribution of $1.725 per Interest from Net Cash Receipts and a special distribution of $40.00 per Interest from Net Cash Proceeds.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized gains during the quarters ended March 31, 1995 and 1994 related to property sales. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

The sales of the Bemis Square Shopping Center and the Via El Camino Apartments in February 1994 and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during the quarter ended March 31, 1995 as compared to the same period in 1994. The Partnership also recognized a gain in connection with the sale of the Bemis Square Shopping Center during the quarter ended March 31, 1994.

An increase in rental revenue at the Balcones Woods Apartments due to higher occupancy and rental rates partially offset the above decrease in rental and service income.

The proceeds received from the above-mentioned property sales and the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note, resulted in an increase in funds available for short-term investments. This increase in funds available, combined with higher interest rates, resulted in an increase in interest income on short-term investments during the quarter ended March 31, 1995 when compared to the same period in 1994.

The February 1995 repayment of the Meridian Hills Court Apartments wrap-around note caused a decrease in interest income on wrap-around note receivable during the quarter ended March 31, 1995 when compared to the same period in 1994. In addition, the Partnership recognized the final portion of the deferred gain related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note.

The repayments of the note payable related to the Songbird Phases I and II Apartments in June 1994 and the Meridian Hills Court Apartments wrap-around note in February 1995 further contributed to the decrease in interest expense on mortgage notes payable.

Decreased expenditures at the Eagles Pointe Apartments relating to utilities and floor and wall covering upgrades further contributed to the decrease in property operating expenses.

Lower portfolio management fees resulted in a decrease in administrative expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased as of March 31, 1995 when compared to December 31, 1994. The operating activities of the Partnership include the cash flow from operations of the properties as discussed below, and interest income received on short-term investments and the wrap-around note, partially offset by administrative costs. The cash flow provided by investing activities represents the net proceeds of approximately $1,340,000 received from the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note. Financing activities include principal payments on mortgage notes payable, capital improvement escrow activity and quarterly distributions to Limited Partners. A portion of the Partnership's cash reserves was distributed to Limited Partners in April 1995, as described below, and the remainder will be retained for future working capital requirements.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the quarters ended March 31, 1995 and 1994, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated positive cash flow during 1995 and a marginal cash flow deficit during 1994. The Eagles Pointe deficit had primarily been a result of maintenance and repairs expenditures which were deferred in prior years.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow. As of March 31, 1995, the occupancy rates of the Partnership's properties ranged from 93% to 95%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of the remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

In April 1995, the Partnership made a distribution of $3,093,199 ($41.725 per Interest) to the holders of Limited Partnership Interests for the first quarter of 1995. This distribution includes a regular distribution of $1.725 per Interest from Net Cash Receipts and a special distribution of $40.00 per Interest from Net Cash Proceeds. The level of the regular distribution is consistent with that of the prior quarter. To date, investors have received distributions of Net Cash Receipts of $21.90 and Net Cash Proceeds of $350, totaling $371.90 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, continued distributions will depend on cash flow from the Partnership's remaining properties, adequate reserves and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K:
- - -----------------------

No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XI, the General
                                  Partner



Date: May 12, 1995
      --------------------------