Form 10-Q
period 1995-06-30
BALCOR REALTY INVESTORS LTD 82
filed 1995-08-14
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11127
                       -------

                      BALCOR REALTY INVESTORS LTD.-82
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                 36-3139801
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                               60015
----------------------------------------      -------------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                       BALCOR REALTY INVESTORS LTD.- 82
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                 (UNAUDITED)

                                    ASSETS

                                                1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $   3,257,715    $   4,292,726
Restricted investments                         1,230,000        1,230,000
Escrow deposits                                  710,934        1,149,063
Accounts and accrued interest receivable          14,458          112,860
Prepaid expenses                                  56,231                0
Wrap-around note receivable                                     6,150,000
Deferred gain on sale of property                              (3,244,180)
Deferred expenses, net of accumulated
  amortization of $132,179 in 1995 and
  $175,843 in 1994                               522,701          569,532
                                           --------------   --------------
                                               5,792,039       10,260,001
                                           --------------   --------------
Investment in real estate, at cost:
  Land                                         3,452,798        3,452,798
  Buildings and improvements                  25,174,333       25,174,333
                                           --------------   --------------
                                              28,627,131       28,627,131
  Less accumulated depreciation               12,386,287       11,995,317
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                    16,240,844       16,631,814
                                           --------------   --------------
                                           $  22,032,883    $  26,891,815
                                           ==============   ==============

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                           $     123,759    $     140,229
Due to affiliates                                  6,224           97,841
Accrued liabilities, principally real
  estate taxes                                   311,672          520,304
Escrow liabilities                                                 39,877
Security deposits                                127,216          125,268
Mortgage notes payable                        23,810,136       28,823,037
                                           --------------   --------------
    Total liabilities                         24,379,007       29,746,556

Partners' deficit (74,133 Limited
  Partnership Interests issued and
  outstanding)                                (2,346,124)      (2,854,741)
                                           --------------   --------------
                                           $  22,032,883    $  26,891,815
                                           ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1995 and 1994
                                 (UNAUDITED)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $   3,487,121    $   3,748,185
  Interest on short-term investments             172,280          113,306
  Interest on wrap-around note receivable         92,574          322,875
                                           --------------   --------------
      Total income                             3,751,975        4,184,366
                                           --------------   --------------
Expenses:
  Interest on mortgage notes payable           1,058,373        1,559,769
  Depreciation                                   390,970          458,239
  Amortization of deferred expenses               46,831           56,419
  Property operating                           1,046,981        1,538,392
  Real estate taxes                              313,718          322,895
  Property management fees                       169,094          186,141
  Administrative                                 240,493          249,578
                                           --------------   --------------
      Total expenses                           3,266,460        4,371,433
                                           --------------   --------------
Income (loss) before gains on sales of
  properties                                     485,515         (187,067)

Gains on sales of properties                   3,244,180        5,523,282
                                           --------------   --------------
Net income                                 $   3,729,695    $   5,336,215
                                           ==============   ==============
Net income allocated to General
  Partner                                  $      56,718    $      45,879
                                           ==============   ==============
Net income allocated to Limited
  Partners                                 $   3,672,977    $   5,290,336
                                           ==============   ==============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding) $       49.55    $       71.36
                                           ==============   ==============
Distributions to Limited Partners          $   3,221,078             None
                                           ==============   ==============
Distributions per Limited Partnership      $       43.45             None
  Interest outstanding                     ==============   ==============



  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (UNAUDITED)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental and service                       $   1,753,966    $   1,793,111
  Interest on short-term investments              59,324           71,397
  Interest on wrap-around note receivable          3,537          161,438
                                           --------------   --------------
      Total income                             1,816,827        2,025,946
                                           --------------   --------------

Expenses:
  Interest on mortgage notes payable             507,952          724,696
  Depreciation                                   195,485          215,290
  Amortization of deferred expenses               16,253           24,513
  Property operating                             557,617          896,052
  Real estate taxes                              155,836          155,954
  Property management fees                        83,896           93,244
  Administrative                                 136,868          119,616
                                           --------------   --------------
      Total expenses                           1,653,907        2,229,365
                                           --------------   --------------
Income (loss) before gain on sale of
  property                                       162,920         (203,419)

Gain on sale of property                                        3,147,866
                                           --------------   --------------
Net income                                 $     162,920    $   2,944,447
                                           ==============   ==============
Net income allocated to General
  Partner                                  $       8,146    $      21,307
                                           ==============   ==============
Net income allocated to Limited
  Partners                                 $     154,774    $   2,923,140
                                           ==============   ==============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding) $        2.09    $       39.43
                                           ==============   ==============
Distribution to Limited Partners           $   3,093,199             None
                                           ==============   ==============
Distribution per Limited Partnership
  Interest outstanding                     $      41.725             None
                                           ==============   ==============



  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1995 and 1994
                                 (UNAUDITED)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   3,729,695    $   5,336,215
  Adjustments to reconcile net income
    to net cash provided by or used in
    operating activities:
      Gains on sales of properties            (3,244,180)      (5,523,282)
      Depreciation of properties                 390,970          458,239
      Amortization of deferred expenses           46,831           56,419
      Net change in:
        Escrow deposits                          167,131          187,601
        Accounts and accrued interest
          receivable                              98,402          (64,505)
        Prepaid expenses                         (56,231)
        Accounts payable                         (16,470)         (52,491)
        Due to affiliates                        (91,617)          72,725
        Accrued liabilities                     (208,632)        (462,359)
        Escrow liabilities                       (39,877)          13,619
        Security deposits                          1,948          (25,106)
                                           --------------   --------------
  Net cash provided by or used in
    operating activities                         777,970           (2,925)
                                           --------------   --------------
Investing activities:
  Proceeds from repayment of wrap-around
    note received in connection with sale
    of real estate                             1,342,445
  Proceeds from sales of real estate                            7,897,882
  Payment of selling costs                                       (320,159)
                                           --------------   --------------
  Net cash provided by investing activities    1,342,445        7,577,723
                                           --------------   --------------





  The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.-82
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1995 and 1994
                                 (UNAUDITED)
                                 (Continued)



                                                1995             1994
                                           --------------   --------------


Financing activities:
  Distributions to Limited Partners           (3,221,078)
  Repayment of mortgage note payable                           (5,530,000)
  Repayment of mortgage note payable -
    affiliate                                                  (2,323,345)
  Principal payments on mortgage
    notes payable                               (205,346)        (215,259)
  Funding of capital improvement escrows         (64,600)         (64,600)
  Disbursements from capital improvement
    escrows                                      335,598          205,730
                                           --------------   --------------
  Net cash used in financing activities       (3,155,426)      (7,927,474)
                                           --------------   --------------

Net change in cash and cash equivalents       (1,035,011)        (352,676)
Cash and cash equivalents at beginning
  of period                                    4,292,726        4,448,617
                                           --------------   --------------
Cash and cash equivalents at end of period $   3,257,715    $   4,095,941
                                           ==============   ==============








  The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS LTD.-82
                     (An Illinois Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $1,058,373 and $1,517,332, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 were:


                                     Paid
                                     ----------------------
                                     Six Months    Quarter     Payable
                                     -----------  ---------  ----------
   Reimbursement of expenses to
     the General Partner, at cost      $171,581   $171,581      $6,224



During the six months ended June 30, 1994, the Partnership incurred interest expense of $42,437 and paid interest expense of $72,120 on the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan was repaid in June 1994.

4. Repayment of Wrap-around Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower a six month extension on the loan. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance, which was $4,807,555 at the time of the repayment. The liability for the underlying mortgage note has been assumed by the purchaser of the property. As a result of this repayment, the Partnership recognized the remaining deferred gain of $3,244,180 from the property sale in its 1995 financial statements.

5. Subsequent Event:

In July 1995, the Partnership made a distribution of $222,399 ($3.00 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized gains during the six months ended June 30, 1995 and 1994 related to property sales. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

The sales of the Bemis Square Shopping Center and the Via El Camino Apartments in February 1994 and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, real estate taxes and property management fees during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994. The Partnership also recognized gains in connection with the sales of these properties during the six months ended June 30, 1994.

An increase in rental revenue at the three remaining properties due to higher rental rates partially offset the above decrease in rental and service income.

A special distribution was made in April 1995 from the proceeds received from the above-mentioned property sales and the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note. Prior to this distribution, these proceeds were invested in short-term investments. As a result of these events, interest income on short-term investments increased during the six months ended June 30, 1995, but decreased during the quarter ended June 30, 1995 as compared to the same periods in 1994.

The February 1995 repayment of the Meridian Hills Court Apartments wrap-around note caused a decrease in interest income on wrap-around note receivable during the six months and quarter ended June 30, 1995 when compared to the same periods in 1994. In addition, the Partnership recognized the final portion of the deferred gain related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note.

The repayment and the assumption by the borrower of the mortgage notes payable related to the Songbird Phases I and II Apartments in June 1994 and the Meridian Hills Court Apartments wrap-around note in February 1995, respectively, further contributed to the decrease in interest expense on mortgage notes payable.

Decreased expenditures at the Eagles Pointe and Balcones Woods Apartments relating to utilities, roof repairs, painting and floor and wall covering upgrades further contributed to the decrease in property operating expenses.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. The operating activities of the Partnership include the cash flow from operations of the properties as discussed below, and interest income received on short-term investments and the wrap-around note receivable, which was partially offset by administrative costs. The cash flow provided by investing activities represents the net proceeds of approximately $1,340,000 received from the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note receivable. Financing activities include principal payments on mortgage notes payable, capital improvement escrow activity and distributions to Limited Partners. In addition to the regular quarterly distributions, a special distribution to the Limited Partners was issued from the Partnership's cash reserves in April 1995.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the six months ended June 30, 1995 and 1994, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated positive cash flow during 1995 and a marginal cash flow deficit during 1994. The Eagles Pointe deficit had primarily been a result of maintenance and repairs expenditures which had been deferred from prior years.

While the cash flow of certain of the Partnership's properties has improved, the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow. As of June 30, 1995, the occupancy rates of the Partnership's properties ranged from 92% to 98%. Despite improvements in the local economies and rental markets where certain of the Partnership's properties are located, the General Partner believes that continued ownership of the remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

In July 1995, the Partnership made a distribution of $222,399 ($3.00 per Interest) to the holders of Limited Partnership Interests for the second quarter of 1995, representing available Net Cash Receipts. The level of this regular quarterly distribution was slightly higher in comparison with that of the prior quarter. Including the July 1995 distribution, investors have received distributions of Net Cash Receipts of $24.90 and Net Cash Proceeds of $350, totaling $374.90 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, continued distributions will depend on cash flow from the Partnership's remaining properties, adequate reserves and proceeds from future property sales, as to all of which there can be no assurances.

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

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:
------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K:
-----------------------

No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XI, the General
                                  Partner



Date: August 14, 1995
      --------------------------