Form 10-Q
period 1995-09-30
BALCOR REALTY INVESTORS LTD 82
filed 1995-11-13
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end September 30, 1995
                             ------------------
                                      OR

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

                       BALCOR REALTY INVESTORS  LTD. 82
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (UNAUDITED)

                                    ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $  3,332,863  $  4,292,726
Restricted investments                            1,230,000     1,230,000
Escrow deposits                                     683,631     1,149,063
Accounts and accrued interest receivable              8,688       112,860
Prepaid expenses                                    109,239
Wrap-around note receivable                                     6,150,000
Deferred gain on sale of property                              (3,244,180)
Deferred expenses, net of accumulated
  amortization of $148,432, in 1995
  and $175,843 in 1994                              506,448       569,532
                                               ------------- -------------
                                                  5,870,869    10,260,001
                                               ------------- -------------
Investment in real estate, at cost:
  Land                                            3,452,798     3,452,798
  Buildings and improvements                     25,174,333    25,174,333
                                               ------------- -------------
                                                 28,627,131    28,627,131
  Less accumulated depreciation                  12,581,772    11,995,317
                                               ------------- -------------
Investment in real estate, net of
  accumulated depreciation                       16,045,359    16,631,814
                                               ------------- -------------
                                               $ 21,916,228  $ 26,891,815
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    112,287  $    140,229
Due to affiliates                                    19,745        97,841
Accrued liabilities, principally
  real estate taxes                                 406,831       520,304
Escrow liabilities                                                 39,877
Security deposits                                   134,436       125,268
Mortgage notes payable                           23,707,681    28,823,037
                                               ------------- -------------
     Total liabilities                           24,380,980    29,746,556

Partners' deficit  (74,133 Limited
  Partnership Interests issued
  and outstanding)                               (2,464,752)   (2,854,741)
                                               ------------- -------------
                                               $ 21,916,228  $ 26,891,815
                                               ============= =============

   The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD. 82
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                               ------------- -------------
Income:
  Rental and service                           $  5,311,367  $  5,472,818
  Interest on short-term investments                250,791       168,799
  Interest on wrap-around note receivable            92,574       484,312
                                               ------------- -------------
    Total income                                  5,654,732     6,125,929
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable              1,564,179     2,201,129
  Depreciation                                      586,455       653,725
  Amortization of deferred expenses                  63,084        74,933
  Property operating                              1,800,761     2,357,004
  Real estate taxes                                 470,490       473,303
  Property management fees                          253,233       272,294
  Administrative                                    327,244       371,056
                                               ------------- -------------
    Total expenses                                5,065,446     6,403,444
                                               ------------- -------------
Income (loss) before gains
  on sales of properties                            589,286      (277,515)
Gains on sales of properties                      3,244,180     5,523,282
                                               ------------- -------------
Net income                                     $  3,833,466  $  5,245,767
                                               ============= =============
Net income allocated to General Partner        $     61,906  $     41,357
                                               ============= =============
Net income allocated to Limited Partners       $  3,771,560  $  5,204,410
                                               ============= =============
Net income per Limited Partnership Interest
    (74,133 issued and outstanding)            $      50.88  $      70.20
                                               ============= =============
Distributions to Limited Partners              $  3,443,477  $    127,879
                                               ============= =============
Distributions per Limited Partnership Interest $      46.45  $      1.725
                                               ============= =============

   The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD. 82
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                    1995          1994
                                               ------------- -------------
Income:
  Rental and service                           $  1,824,246  $  1,724,633
  Interest on short-term investments                 78,511        55,493
  Interest on wrap-around note receivable                         161,437
                                               ------------- -------------
    Total income                                  1,902,757     1,941,563
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                505,806       641,369
  Depreciation                                      195,485       195,486
  Amortization of deferred expenses                  16,253        18,514
  Property operating                                753,780       818,604
  Real estate taxes                                 156,772       150,408
  Property management fees                           84,139        86,153
  Administrative                                     86,751       121,478
                                               ------------- -------------
    Total expenses                                1,798,986     2,032,012
                                               ------------- -------------
Net income (loss)                              $    103,771  $    (90,449)
                                               ============= =============
Net income (loss) allocated to General Partner $      5,188  $     (4,522)
                                               ============= =============
Net income (loss) allocated
  to Limited Partners                          $     98,583  $    (85,927)
                                               ============= =============
Net income (loss) per Limited Partnership
  Interest (74,133 issued and outstanding)     $       1.33  $      (1.16)
                                               ============= =============
Distribution to Limited Partners               $    222,399  $    127,879
                                               ============= =============
Distribution per Limited Partnership Interest  $       3.00  $      1.725
                                               ============= =============

   The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD. 82
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                   1995          1994
                                               ------------- -------------
Operating activities:
  Net income                                   $  3,833,466  $  5,245,767
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gains on sales of properties               (3,244,180)   (5,523,282)
      Depreciation of properties                    586,455       653,725
      Amortization of deferred expenses              63,084        74,933
      Net change in:
        Accounts receivable                         104,172       (32,214)
        Escrow deposits                             188,882       208,353
        Prepaid expenses                           (109,239)
        Accounts payable                            (27,942)      (32,492)
        Due to affiliates                           (78,096)       63,619
        Accrued liabilities                        (113,473)     (382,204)
        Escrow liabilities                          (39,877)       54,485
        Security deposits                             9,168       (23,679)
                                               ------------- -------------
  Net cash provided by operating activities       1,172,421       307,011
                                               ------------- -------------
Investing activities:
  Proceeds from repayment of wrap-around
    note received in connection with
    sale of real estate                           1,342,445
  Proceeds from sales of real estate                            7,897,882
  Payment of selling costs                                       (320,159)
                                               ------------- -------------
  Net cash provided by investing activities       1,342,445     7,577,723
                                               ------------- -------------
Financing activities:
  Distributions to Limited Partners              (3,443,477)     (127,879)
  Repayment of mortgage note payable                           (5,530,000)
  Repayment of mortgage note
    payable-affiliate                                          (2,323,345)
  Principal payments on mortgage notes payable     (307,801)     (319,452)
  Funding of capital improvement escrows            (96,900)      (96,900)
  Disbursements from capital
    improvement escrows                             373,449       256,944
                                               ------------- -------------
  Net cash used in financing activities          (3,474,729)   (8,140,632)
                                               ------------- -------------
Net change in cash and cash equivalents            (959,863)     (255,898)
Cash and cash equivalents at beginning
  of period                                       4,292,726     4,448,617
                                               ------------- -------------
Cash and cash equivalents at end of period     $  3,332,863  $  4,192,719
                                               ============= =============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $1,564,179 and $2,158,692 and paid interest expense of $1,564,179 and $2,118,168, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 were:

                                              Paid
                                      ----------------------
                                      Nine Months   Quarter    Payable
                                      -----------   --------   -------
   Reimbursement of expenses to
     the General Partner, at cost       $188,495     $16,914   $19,745

During the nine months ended September 30, 1994, the Partnership incurred interest expense of $42,437 and paid interest expense of $72,120 on the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner. This loan was repaid in June 1994.

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

5. Subsequent Event:

In October 1995, the Partnership made a distribution of $1,964,525 ($26.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $3.00 per Interest for the third quarter of 1995 and a special distribution of $23.50 per Interest from Net Cash Proceeds reserves.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized gains related to property sales during the nine months ended September 30, 1995 and 1994. The timing and extent of these gains resulted in a decrease in income for 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to the quarter and nine months ended September 30, 1995 and 1994.

The sales of the Bemis Square Shopping Center and the Via El Camino Apartments in February and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, and property management fees during the nine months ended 1995 as compared to 1994. The Partnership also recognized gains in connection with the sales of these properties during the nine months ended September 30, 1994.

An increase in rental revenue at the three remaining properties due to higher rental and occupancy rates partially offset the above decrease in rental and service income for the nine months ended September 30, 1995, and resulted in an increase in rental and service income for the quarter ended September 30, 1995 as compared to the same period in 1994.

Interest on short-term investments increased during 1995 as compared to 1994 due to higher average cash balances as well as an increase in interest rates earned on short-term investments.

The February 1995 repayment of the Meridian Hills Court Apartments wrap-around note caused a decrease in interest income on wrap-around note receivable during 1995 when compared to 1994. In addition, the Partnership recognized the final portion of the deferred gain related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note.

The repayment by the Partnership and the assumption by the borrower of the mortgage notes payable related to the Songbird Phases I and II Apartments in June 1994 and the Meridian Hills Court Apartments wrap-around note in February 1995, respectively, further contributed to the decrease in interest expense on mortgage notes payable.

Decreased expenditures at the Eagles Pointe and Balcones Woods Apartments relating to roof repairs, painting and interior improvements, further contributed to the decrease in property operating expenses in 1995 as compared to 1994.

Lower portfolio management fees and bank charges resulted in a decrease in administrative expenses during 1995 when compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 as compared to December 31, 1994. The Partnership received net proceeds from the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note receivable and used these amounts along with cash reserves to fund distributions to Limited Partners. In addition to regular quarterly distributions, special distributions to the Limited Partners were issued from the Partnership's cash reserves in April and October 1995.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated positive cash flow during 1995 and a marginal cash flow deficit during 1994. The improvement in cash flow at Eagles Pointe was due primarily to a decrease in repair and maintenance expenditures. The Bemis Square Shopping Center generated positive cash flow and the Via El Camino Apartment Complex generated a marginal cash flow deficit prior to their respective sales in 1994.

While certain of the Partnership's properties have improved the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow. As of September 30, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 99%. Despite improvements during 1994 and 1995 in the local economies and rental markets where the Partnership's properties are located, the General Partner believes that continued ownership of the remaining properties is in the best interest of the Partnership in order to maximize potential returns to Limited Partners. As a result, the Partnership will continue to own these properties for longer than the holding period for the assets originally described in the prospectus.

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

In October 1995, the Partnership made a distribution of $1,964,525 ($26.50 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $3.00 per Interest for the third quarter of 1995, and a special distribution of $23.50 per Interest from Net Cash Proceeds reserves. Including the October 1995 distribution, investors have received distributions of Net Cash Receipts of $27.90 and Net Cash Proceeds of $373.50, totaling $401.40 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, continued distributions will depend on cash flow from the Partnership's remaining properties, the maintenance of adequate reserves and proceeds from future property sales, as to all of which there can be no assurances.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1995.

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



Date: November 10, 1995
      --------------------------