Form 10-K
period 1995-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1996-04-01
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11127
                       -------

                        BALCOR REALTY INVESTORS LTD.-82
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3139801
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                            60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of eleven of these properties. As of December 31, 1995, the Registrant owned the three properties described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Registrants remaining assets over the next two years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of various other Registrants affiliated with the Registrant. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. The General Partner intends to begin marketing the Registrants remaining properties for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Registrant's liquidation strategy may be accelerated.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") in November 1995. The tender offer was made by Walton Street Capital Acquisition Co. L.L.C. ("Walton Street"). Walton Street stated that their primary motive in making the offer was to make a profit from the purchase of the interests. Walton Street acquired
8.71 % of the total interests outstanding in the Registrant and assigned the interests to its affiliate, WIG 82 Partners. The Registrant incurred administrative costs in responding to the tender offer.

The Registrant received notice of an unsolicited offer for the purchase of limited partnership interests ("tender offer") on March 11, 1996. The tender offer was made by Metropolitan Acquistition VII, L.L.C. ("Metropolitan"). Metropolitan is an affiliate of Insignia Financial Group, Inc., which provides property management services to all of of the Registrant's properties. Metropolitan stated that their primary motive in making the offer is to make a profit from the purchase of the interests. Metropolitan is seeking to acquire up to 30% of the total interests outstanding in the Registrant. The Registrant will incur administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future.

During 1995, the wrap-around note received in connection with the sale of the Meridian Hills Court Apartments was repaid in full. See Note 4 of Notes to Financial Statements for additional information.

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

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the three properties described below:

Location                      Description of Property
                             -------------------------------
Austin, Texas              *  Balcones Woods Apartments: a 384-unit apartment
                             complex located on approximately 23 acres.

Atlanta, Georgia             Eagles Pointe Apartments: a 252-unit apartment
                             complex located on approximately 25 acres.

San Antonio, Texas           Songbird Apartments, Phase I and Phase II:  a
                             262-unit apartment complex located on approxi-mately 13 acres.

 * Owned by the Registrant through a joint venture with the seller.

Each of the above properties is held subject to various mortgage loans.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Note 7 of Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

In 1981, a joint venture consisting of the Registrant as general partner and the seller as limited partner (the "Joint Venture") acquired the Balcones Woods Apartments. In 1983, an affiliate of the seller (together, the "Seller") sold another property to a joint venture affiliated with the Registrant (the "Affiliate"). In 1987, the Joint Venture and the Affiliate filed suit against the Seller, two principals of the Seller and other parties in the 285th District Court, Bexar County, Texas, Case No.: 87-CI-11919, DO Associates, et al. vs. ADC Development Co., et al seeking to recover amounts from the Seller under the management and guarantee agreements and for construction defects at the properties.

The case went to trial in April 1992 and the jury found for the Joint Venture and the Affiliate on certain counts and against them on other counts. The jury awarded the Joint Venture $205,860 and the Affiliate $195,654, which was less than requested. The Joint Venture and the Affiliate filed a notice of appeal in October 1993, in the Fourth Court of Appeals, State of Texas, San Antonio (Appeal No.: 04-93-00718-CV). In January 1995, a motion was filed in the Appellate Court to stay the appeal so that settlement discussions could proceed. In February 1996, a settlement was completed pursuant to which the Seller has paid the Joint Venture and the Affiliate $216,750 and $208,250, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop; therefore, the market value of the Limited Partnership Interests cannot reasonably be determined. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 7,875.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                   ---------------------------------------------------------
                      1995        1994       1993        1992        1991
                   ---------- ---------- ----------- ----------- -----------

Total income       $7,524,577 $8,392,007 $ 9,010,969 $12,403,715 $15,242,595

Income (loss) before
net gains on sales
of assets, write-
off of real estate
commissions and
extraordinary items   759,384   (100,170)   (950,479) (1,003,918) (2,428,716)

Net income (loss)   4,003,564  5,423,112   3,749,327   7,502,993  (2,058,204)

Net income (loss)
per Limited Part-
nership Interest       53.06       72.48       50.58      100.74      (26.18)

Total assets       20,030,290  26,891,815  34,122,065  44,314,508  57,514,920

Mortgage notes
payable            23,603,034  28,823,037  40,714,714  51,853,415  70,438,350

Distributions per
Limited Partner-
ship Interest (A)       72.95         3.45        None        None        None

(A) This amount includes distributions of original capital of $63.50 per Limited Partnership Interest during the year 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Balcor Realty Investors Ltd.-82 (the "Partnership") recognized net gains on sales of properties during 1993, 1994, 1995 and recognized an extraordinary gain during 1993 in connection with the forgiveness of debt related to a property sale. The timing of these transactions, resulted in a decrease in net income in 1995 as compared to 1994 and an increase in net income in 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

The sales of the Bemis Square Shopping Center and the Via El Camino Apartments in February and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expenses, and property management fees during 1995 as compared to 1994. The Partnership also recognized gains in connection with the sales of these properties during 1994.

An increase in rental revenue at the three remaining properties due to higher rental and occupancy rates partially offset the above decrease in rental and service income during 1995 as compared to 1994.

Interest on short-term investments increased during 1995 as compared to 1994 due to an increase in interest rates earned on short-term investments.

During 1994, a liability related to tenant improvements at one of the disposed properties was written-off and recognized as other income in the financial statements.

The February 1995 repayment of the Meridian Hills Court Apartments wrap-around note caused a decrease in interest income on wrap-around note receivable during 1995 when compared to 1994. In addition during 1995, the Partnership recognized the final portion of the deferred gain related to this installment sale. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note.

The repayment by the Partnership of the mortgage note payable related to the Songbird Phases I and II Apartments in June 1994 and the assumption by the borrower of the mortgage note payable related to the Meridian Hills Court Apartments wrap-around note in February 1995, further contributed to the decrease in interest expense on mortgage notes payable.

Decreased expenditures at the Eagles Pointe and Balcones Woods Apartments relating to roof repairs and interior improvements further contributed to the decrease in property operating expenses in 1995.

1994 Compared to 1993
- ---------------------

The sales of the Southgate and Bemis Square shopping centers and the Via El Camino Apartments in June 1993, February 1994 and May 1994, respectively, resulted in decreases in rental and service income, interest expense on mortgage notes payable, depreciation, property operating expenses, real estate taxes and property management fees during 1994 as compared to 1993. The Partnership recognized gains in connection with these property dispositions and recognized a loss from the May 1993 sale of the 1400 North Lake Shore Drive Apartment Building, which had been in receivership since June 1992. The Partnership also recognized an extraordinary gain in 1993 due to the forgiveness of debt on the 1400 North Lake Shore Drive Apartment Building.

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

A decrease in expenditures for painting and floor and wall covering upgrades at the Eagles Pointe Apartments during 1994 further contributed to the decrease in property operating expense. An increase in landscaping, painting, insurance and leasing costs at the Balcones Woods Apartments and higher insurance expense, and real estate tax consulting fees at the Songbird Phases I and II Apartments during 1994 substantially offset the decrease in property operating expenses due to the above mentioned property disposition.

Higher accounting costs resulted in an increase in administrative expenses during 1994 when compared to 1993.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994. The operating activities of the Partnership include the cash flow from operations of the properties as discussed below, and interest income received on the wrap-around note receivable and short-term investments, partially offset by administrative costs. The net cash flow provided by investing activities represents the net proceeds from the repayment of the Meridian Hills Court Apartments wrap-around note receivable. Financing activities included quarterly distributions to Limited Partners including special distributions in April and October 1995, principal payments on mortgage notes payable, and capital improvement escrow activity.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1995 and 1994, the Balcones Woods and Songbird Phases I and II apartment complexes generated positive cash flow. The Eagles Pointe Apartments generated positive cash flow during 1995 and a marginal cash flow deficit during 1994. The improvement in cash flow at Eagles Pointe was due primarily to a decrease in repair and maintenance expenditures. The Bemis Square Shopping Center generated positive cash flow and the Via El Camino Apartment Complex generated a marginal cash flow deficit prior to their respective sales in 1994. As of December 31, 1995, the occupancy rates of the Partnership's properties ranged from 91% to 99%.

While certain of the Partnership's properties have improved the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner had previously advised the Limited Partners that its strategy was to sell the Partnership's remaining assets over the next two years. The General Partner also stated that the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates and unforeseen events. Since November, 1995, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. This belief is based on the results of the sales and marketing activities of various other partnerships affiliated with the Partnership. These favorable market conditions are in part attributable to the increasing strength of the capital markets and the re-entry of REITs into the acquisition market. The General Partner intends to begin marketing the remaining properties in the Partnership for sale. If the current market conditions for sales remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998.

Distributions to Limited Partners were reinstated beginning with the second quarter 1994 distribution. The Partnership made two distributions in 1994 totaling $3.45 and four distributions in 1995 totaling $72.95. Distributions were comprised of $9.45 of Net Cash Receipts and $63.50 of Net Cash Proceeds in 1995, and $3.45 of Net Cash Receipts in 1994. The quarterly distributions from Net Cash Receipts increased in 1995 as compared to 1994 due to improved operations of the Partnership's properties. In addition, the Partnership made special distributions of $63.50 per Interest in 1995 from the Meridian Hills wrap-around note repayment and from Net Cash Proceed reserves.

In January 1996, the Partnership made a distribution of $296,532 ($4.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $3.00 per Interest for the fourth quarter of 1995, and Net Cash Proceeds of $1.00 per Interest from Net Cash Proceed reserves. Including the January 1996 distribution, investors have received distributions of Net Cash Receipts of $30.90 and Net Cash Proceeds of $374.50, totaling $405.40 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue making quarterly distributions to Limited Partners based on the current performance of the Partnership's properties. However, continued distributions will depend on cash flow from the Partnership's properties, the maintenance of adequate reserves and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original capital.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                      December 31, 1995            December 31, 1994
                     ------------------------    ------------------------
                      Financial      Tax         Financial       Tax
                     Statements    Returns       Statements    Returns
                     -----------  -----------    -----------  -----------
Total assets         $20,030,290  $17,642,989    $26,891,815 $28,024,973
Partners' capital
  (deficit):
    General Partner   (3,773,519)  (4,899,423)    (3,843,930) (5,177,262)
    Limited Partners    (485,660)  (1,747,056)       989,189   3,067,569
Net income (loss):
    General Partner       70,411      581,966         50,224   1,330,149

                                                                      (A)
    Limited Partners   3,933,153      593,373      5,372,888   6,521,930
                                                                      (A)
    Per Limited
      Partnership
      Interest             53.06         8.00          72.48       87.98

(A) Includes a net long term capital gain of $8,404,796 for 1994.


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

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d)  There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Partners - XI, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
- -----------------------------------------------------------------------------
Limited             WIG 82              6,457          8.71%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

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

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS LTD.-82


                         By: /s/Brian D. Parker
                             ---------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XI, the General
                             Partner

Date: March 29, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XI,
 /s/Thomas E. Meador     the General Partner                March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and
                         Chief Financial Officer
                         (Principal Accounting and
                         Financial Officer) of
                         Balcor Partners-XI, the
 /s/Brian D. Parker      General Partner                    March 29, 1996
- --------------------                                        --------------
   Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Deficit, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                    BALCOR REALTY INVESTORS LTD.-82
                   (An Illinois Limited Partnership)

                            BALANCE SHEETS
                      December 31, 1995 and 1994

                                ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  1,585,311    $  4,292,726
Restricted investments                          1,230,000       1,230,000
Escrow deposits                                   790,489       1,149,063
Accounts and accrued interest receivable           17,823         112,860
Prepaid expenses                                   66,598
Wrap-around note receivable                                     6,150,000
Deferred gain on sale of property                              (3,244,180)
Deferred expenses, net of accumulated
  amortization of $164,686, in 1995
  and $175,843 in 1994                            490,194         569,532
                                             -------------   -------------
                                                4,180,415      10,260,001
                                             -------------   -------------
Investment in real estate:
  Land                                          3,452,798       3,452,798
  Buildings and improvements                   25,174,333      25,174,333
                                             -------------   -------------
                                               28,627,131      28,627,131
  Less accumulated depreciation                12,777,256      11,995,317
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     15,849,875      16,631,814
                                             -------------   -------------
                                             $ 20,030,290    $ 26,891,815
                                             =============   =============

                  LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Accounts payable                             $     40,387    $    140,229
Due to affiliates                                  20,633          97,841
Accrued liabilities, principally
  real estate taxes                               490,554         520,304
Escrow liabilities                                                 39,877
Security deposits                                 134,861         125,268
Mortgage notes payable                         23,603,034      28,823,037
                                             -------------   -------------
     Total liabilities                         24,289,469      29,746,556
                                             -------------   -------------
Limited Partners' (deficit) capital
  (74,133 Interests issued
  and outstanding)                               (485,660)        989,189
General Partners' deficit                      (3,773,519)     (3,843,930)
                                             -------------   -------------
     Total partners' deficit                   (4,259,179)     (2,854,741)
                                             -------------   -------------
                                             $ 20,030,290    $ 26,891,815
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
             for the years ended December 31, 1995, 1994 and 1993



                                 Partners' (Deficit) Capital Accounts
                                 -----------------------------------------
                                               General       Limited
                                 Total         Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1992     $(11,771,422) $ (3,893,628) $ (7,877,794)

Net income (loss) for the year
  ended December 31, 1993           3,749,327          (526)    3,749,853
                                 ------------- ------------- -------------
Balance at December 31, 1993       (8,022,095)   (3,894,154)   (4,127,941)

Cash distributions to
   Limited Partners(A)               (255,758)                   (255,758)

Net income for the year
  ended December 31, 1994           5,423,112        50,224     5,372,888
                                 ------------- ------------- -------------
Balance at December 31, 1994       (2,854,741)   (3,843,930)      989,189

Cash distributions to
   Limited Partners(A)             (5,408,002)                 (5,408,002)

Net income for the year
  ended December 31, 1995           4,003,564        70,411     3,933,153
                                 ------------- ------------- -------------
Balance at December 31, 1995     $ (4,259,179) $ (3,773,519) $   (485,660)
                                 ============= ============= =============


(A)   Summary of cash distributions paid per Limited Partnership Interest:

                                  1995          1994          1993
                                 ------------- ------------- -------------
        First Quarter            $      1.725         None          None
        Second Quarter           $     41.725         None          None
        Third Quarter            $      3.000  $      1.725         None
        Fourth Quarter           $     26.500  $      1.725         None


The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                 ------------- ------------- -------------
Income:
  Rental and service             $  7,127,459  $  7,188,617  $  8,304,686
  Interest on short-term
    investments                       304,405       247,640       145,095
  Interest on wrap-around notes
    receivable                         92,713       655,750       561,188
  Other income                                      300,000
                                 ------------- ------------- -------------
    Total income                    7,524,577     8,392,007     9,010,969
                                 ------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                   2,067,794     2,834,551     3,766,507
  Depreciation                        781,939       849,210     1,066,030
  Amortization of deferred
    expenses                           79,338        93,449        84,659
  Property operating                2,387,812     3,167,857     3,428,446
  Real estate taxes                   615,826       649,662       711,189
  Property management fees            341,872       358,941       424,476
  Administrative                      490,612       538,507       480,141
                                 ------------- ------------- -------------
    Total expenses                  6,765,193     8,492,177     9,961,448
                                 ------------- ------------- -------------
Income (loss) before net
  gains on sales of
  properties and extra-
  ordinary item                       759,384      (100,170)     (950,479)
Net gains on sales of
  properties                        3,244,180     5,523,282       367,183
                                 ------------- ------------- -------------
Income (loss) before
  extraordinary item:               4,003,564     5,423,112      (583,296)
Extraordinary item:
  Gain on forgiveness of debt                                   4,332,623
                                 ------------- ------------- -------------
Net income                       $  4,003,564  $  5,423,112  $  3,749,327
                                 ============= ============= =============
Income (loss) before
  extraordinary item allocated
  to General Partner             $     70,411  $     50,224  $    (43,852)
                                 ============= ============= =============
Income (loss) before
  extraordinary item allocated
  to Limited Partner             $  3,933,153  $  5,372,888  $   (539,444)
                                 ============= ============= =============
Income (loss) before
  extraordinary item Per Limited
  Partnership Interest (74,133
  issued and outstanding)        $      53.06  $      72.48  $      (7.28)
                                 ============= ============= =============
Extraordinary item allocated
  to General Partner              None          None         $     43,326
                                 ============= ============= =============
Extraordinary item allocated
  to Limited Partners             None          None         $  4,289,297
                                 ============= ============= =============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)         None          None         $      57.86
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     70,411  $     50,224  $       (526)
                                 ============= ============= =============
Net income allocated to
  Limited Partners               $  3,933,153  $  5,372,888  $  3,749,853
                                 ============= ============= =============
Net income per Limited
  Partnership Interest (74,133
  issued and outstanding)        $      53.06  $      72.48  $      50.58
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                 ------------- ------------- -------------
Operating activities:
  Net income                     $  4,003,564  $  5,423,112  $  3,749,327
  Adjustments to reconcile net
    income to net cash provided
    by or used in operating
    activities:
      Gains on sales of
        properties                 (3,244,180)   (5,523,282)     (367,183)
      Gain on forgiveness
        of debt                                                (4,332,623)
      Other income                                 (300,000)
      Depreciation of properties      781,939       849,210     1,066,030
      Amortization of deferred
        expenses                       79,338        93,449        84,659
      Net change in:
        Escrow deposits                42,541        84,996      (582,707)
        Accounts and accrued
          interest receivable          95,037       (26,409)        3,678
        Prepaid expenses              (66,598)
        Accounts payable              (99,842)       12,849      (168,041)
        Due to affiliates             (77,208)       30,910       (21,742)
        Accrued liabilities           (29,750)     (258,448)       23,538
        Escrow liabilities            (39,877)       26,251         2,838
        Security deposits               9,593       (17,489)        3,487
                                 ------------- ------------- -------------
  Net cash provided by or used
    in operating activities         1,454,557       395,149      (538,739)
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from repayment of
    wrap-around note received
    in connection with sale
    of real estate                  1,342,445
  Proceeds from sales of
    properties                                    7,897,882    11,664,858
  Payment of selling costs                         (320,159)     (120,599)
  Improvements to properties                                     (266,691)
  Purchase of restricted
     investments                                               (1,230,000)
                                 ------------- ------------- -------------
  Net cash provided by
    investing activities            1,342,445     7,577,723    10,047,568
                                 ------------- ------------- -------------
Financing activities:
  Distributions to
    Limited Partners               (5,408,002)     (255,758)
  Repayment of mortgage notes
    payable                                      (5,530,000)  (23,686,375)



  Repayment of mortgage note
    payable - affiliate                          (2,323,345)
  Proceeds from refinancings of
    mortgage notes payable                                     16,925,000
  Principal payments on
    mortgage notes payable           (412,448)     (436,214)     (352,338)
  Funding of capital
    improvement escrows              (135,675)     (129,200)     (740,758)
  Disbursements from capital
    improvement escrows               451,708       545,754        33,285
  Payment of deferred expenses                                   (626,381)
                                 ------------- ------------- -------------
  Net cash used in
    financing activities           (5,504,417)   (8,128,763)   (8,447,567)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                      (2,707,415)     (155,891)    1,061,262
Cash and cash equivalents at
  beginning of year                 4,292,726     4,448,617     3,387,355
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  1,585,311  $  4,292,726  $  4,448,617
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors Ltd.-82 is engaged principally in the operation of residential real estate located in Austin, Texas, San Antonio, Texas and Atlanta, Georgia.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using straight-line and accelerated methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

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

Interest incurred while properties were under construction was capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles. Deferred gains on sales of properties result from prior year sales being recorded under the installment method. Gains are recognized (based on the gross profit percentage) as future sales proceeds are collected.

(c) Effective january 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the terms of the respective agreements.

(e) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(i) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provides for Balcor Partners-XI to be the General Partner and for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% of the profits and losses. Profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 5% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds. The payment of this amount to the General Partner is subordinated to the return to holders of Interests of their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital, as described below.
Under certain circumstances, the General Partner may also participate in the Net Cash Proceeds from (i) the refinancing of Partnership properties and

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

4. Wrap-around Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower an extension. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance which was $4,807,555 at the time of the repayment. The liability for the underlying mortgage note was assumed by the purchaser of the property. As a result of this repayment, the Partnership recognized the remaining deferred gain of $3,244,180 from the property sale in its 1995 financial statements. The Partnership had recognized interest income related to this wrap-around note during 1995, 1994 and 1993.

5. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1995 and 1994 consisted of the following:

                                  Carrying     Carrying   Current   Final
                                 Amount of    Amount of    Inter-   Matur-  Current    Estimated
Property Pledged                  Notes at     Notes at     est      ity    Monthly     Balloon
as Collateral                     12/31/95     12/31/94     Rate     Date   Payment     Payment
- -----------------                ----------   ----------   ------   ------  -------   -----------
Apartment Complexes:
Balcones Woods                   $9,319,103   $9,464,764    7.625%    2003  $71,726    $7,701,000
Eagles Pointe                     4,408,130    4,539,803    9.750%    1998   47,254     4,102,000
                                  2,781,372    2,798,517   11.875%    1998   29,046     2,742,000
Meridian Hills Court (A)                       4,814,381
Songbird Phases I and II          7,094,429    7,205,572    7.625%    2003   54,728     5,876,000
                                 ----------   ----------
    Total                       $23,603,034  $28,823,037
                                ===========  ===========


See note (A) following.

(A) In February 1995, the note which wraps around the mortgage note payable was repaid in full. The liability for the underlying mortgage note was assumed by the purchaser of the property. See Note 4 of Notes to Financial Statements for additional information.

Real estate with an aggregate carrying value of $15,849,875 at December 31, 1995 was pledged as collateral for repayment of mortgage loans.

The Partnership's loans described above require current monthly payments of principal and interest.

The Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $2,067,794, $2,792,114 and $3,551,828 during 1995, 1994 and
1993, respectively.

Future annual maturities of the above mortgage notes payable during each of the next five years are approximately as follows:

                         1996           $  442,000
                         1997              465,000
                         1998            7,167,000
                         1999              348,000
                         2000              376,000


6. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts.

7. Seller's Participation in Joint Venture:

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $2,828,225 more than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                        Year Ended       Year Ended         Year Ended
                          12/31/95         12/31/94          12/31/93
                      ----------------- ----------------- -----------------
                       Paid    Payable   Paid    Payable   Paid    Payable
                      ------  --------- ------  --------- ------  ---------
Property manage-
  ment fees             None     None $336,869    None   $424,534   $35,260
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting        $48,142  $4,054   66,482 $25,801     58,691     4,849
    Data processing    23,877   1,627   44,605  10,907     32,306     6,148
    Investor com-
      munications       6,608    None   20,355   5,898     18,645     1,541
    Legal              21,721   2,539   10,594   8,392     15,634     1,292
    Portfolio
      management      109,487  12,306   65,643  39,974     77,270    16,561
    Other               8,284     107   12,668   6,869     15,490     1,280


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $52,047, $66,189, and $46,181 in 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

In June 1994, the Partnership used cash reserves to repay the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc., an affiliate of the General Partner. The Partnership incurred interest expense of $42,437 and $214,679 and paid interest expense of $72,120 and $206,003 on this loan during 1994 and 1993, respectively.

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

10. Property Sales:

(a) In May 1994, the Partnership sold the Via El Camino Apartments for $7,150,000. From the proceeds of the sale, the Partnership paid $5,530,000 in full satisfaction of the property's first mortgage loan. The basis of the property sold was $3,841,250, net of accumulated depreciation of $2,536,427. For financial statement purposes, the Partnership recognized a gain of $3,147,866 from the sale of the property.

(b) In February 1994, the Partnership sold the Bemis Square Shopping Center, including a leasehold interest in a portion of the land, for $4,350,000. The purchaser assumed the existing first mortgage loan of $3,602,118. The basis of the property sold was $1,815,309, net of accumulated depreciation of $1,579,016. For financial statement purposes, the Partnership recognized a gain of $2,375,416 from the sale of the property.

(c) In June 1993, the Partnership sold the Southgate Shopping Center for $2,600,000. The purchaser assumed the existing first mortgage loan of $2,135,142. The basis of the property sold was $1,736,952, net of accumulated depreciation of $1,335,655. For financial statement purposes, the Partnership recognized a gain of $832,295 from the sale of the property.

(d) In May 1993, the Partnership sold the 1400 North Lake Shore Drive Apartment Building for $11,200,000. The Partnership paid net proceeds of $11,110,154 after selling costs in full satisfaction of the outstanding first mortgage loan, accrued interest and real estate tax advances due to an affiliate of the General Partner. In March 1993, the first mortgage loan was purchased by this affiliate, which had also advanced the funds in April 1993 to pay the delinquent real estate taxes on the property. The balance of the first mortgage loan was $13,000,000 and the accrued interest expense and real estate taxes totaled $2,442,777, net of escrows of $200,372 withheld by the first mortgage holder. For financial statement purposes, the Partnership recognized an extraordinary gain of $4,332,623 relating to the forgiveness of debt. The basis of the property was $11,575,266, net of accumulated depreciation of $927,147. For financial statement purposes, a loss of $465,112 was recognized from the sale of the property.

11. Extraordinary Item:

The Partnership recognized an extraordinary gain on forgiveness of debt in 1993 related to the 1400 North Lake Shore Drive Apartment Building. See Note 10 for additional information.

12. Fair Value of Financial Instruments

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and restricted investments approximate fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

13. Subsequent Event:

(a) In January 1996, the Partnership made a distribution of $296,532 ($4.00 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $3.00 per Interest for the fourth quarter of 1995 and a special distribution of $1.00 per Interest from Net Cash Proceeds reserves.

(b) The Partnership reached a settlement with the seller of the Balcones Woods Apartments in February 1996. In connection with this settlement, the partnership received $216,750 representing amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

                                    BALCOR REALTY INVESTORS LTD.-82
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
- ---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings                             Carrying
                               Encum-              and Im-                Improve-        Costs
     Description              brances     Land    provements     Land      ments           (a)
- ---------------------         -------   -------- ------------  --------  ---------      --------
Balcones Woods Apts.,
  384-units, Austin, TX         (d)   $1,542,435  $ 7,546,641  $(28,797)   $240,505   $2,360,548
Eagles Pointe Apts.,
  252-units, Atlanta, GA        (d)      565,000    7,315,000                47,870      171,476
Songbird Phases I and
  II Apts., 262-units,
  San Antonio, TX               (d)      941,000    7,709,000                29,451      187,002
                                      ----------  -----------  --------    --------   ----------

  Total                               $3,048,435  $22,570,641  $(28,797)   $317,826   $2,719,026
                                      ==========  ===========  ========    ========   ==========

See notes (a) through (e) following.

                                    BALCOR REALTY INVESTORS LTD.-82
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
- -------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                       Life Upon
                             Carried at Close of Period                                    Which Depre-
                          --------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Aqu-     Statement
    Description             Land    provements     (b)(c)     tion(c)   struction  uired   is Computed
- -------------------       --------  ----------   ----------  ---------  ---------  -----  --------------
Balcones Woods Apts.,
  384-units, Austin, TX $1,914,223 $ 9,747,109  $11,661,332  $4,760,675     1983    9/81        (e)
Eagles Pointe Apts.,
  252-units, Atlanta,
  GA                       577,249   7,522,097    8,099,346   3,977,712     1977    6/82        (e)
Songbird Phases I and
  II Apts., 262-units,
  San Antonio, TX          961,326   7,905,127    8,866,453   4,038,869  1981/1982  6/82        (e)
                        ---------- -----------  ----------- -----------
    Total               $3,452,798 $25,174,333  $28,627,131 $12,777,256
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

(b) The aggregate cost of land for Federal income tax purposes is $3,052,213 and the aggregate cost of buildings and improvements for Federal income tax purposes is $23,414,026. The total of these is $26,466,239.

(c)                    Reconciliation of Real Estate
                       -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
Balance at beginning of year       $28,627,131  $38,399,133  $53,707,462
    Additions during year:
  Capital improvements                                           266,691

Deductions during year:
  Cost of real estate sold                       (9,772,002) (15,575,020)
                                   -----------  -----------  -----------
Balance at end of year             $28,627,131  $28,627,131  $38,399,133
                                   ===========  ===========  ===========

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                       1995         1994         1993
                                    -----------   ----------  -----------

Balance at beginning of year       $11,995,317  $15,261,550  $16,458,322
Depreciation expense for
  the year                             781,939      849,210    1,066,030

Accumulated depreciation of
  real estate sold                               (4,115,443)  (2,262,802)
                                   -----------  ------------ ------------
Balance at end of year             $12,777,256  $11,995,317  $15,261,550
                                   ===========  ============ ============

(d) See descriptions of mortgage notes payable in Note 5 of Notes to Financial Statements.

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