Form 10-Q
period 1996-03-31
BALCOR REALTY INVESTORS LTD 82
filed 1996-05-14
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period end March 31, 1996
                             --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-11127
                       -------

                      BALCOR REALTY INVESTORS LTD.-82
          -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Illinois                                      36-3139801
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                   1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  1,798,926    $  1,585,311
Restricted investments                          1,230,000       1,230,000
Escrow deposits                                   539,410         790,489
Accounts and accrued interest receivable           14,029          17,823
Prepaid expenses                                   15,606          66,598
Deferred expenses, net of accumulated
  amortization of $180,939 in 1996
  and $164,686 in 1995                            473,941         490,194
                                             -------------   -------------
                                                4,071,912       4,180,415
                                             -------------   -------------
Investment in real estate:
  Land                                          3,452,798       3,452,798
  Buildings and improvements                   25,174,333      25,174,333
                                             -------------   -------------
                                               28,627,131      28,627,131
  Less accumulated depreciation                12,972,741      12,777,256
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     15,654,390      15,849,875
                                             -------------   -------------
                                             $ 19,726,302    $ 20,030,290
                                             =============   =============

                      LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                             $     73,334    $     40,387
Due to affiliates                                  30,593          20,633
Accrued liabilities, principally
  real estate taxes                               156,894         490,554
Security deposits                                 132,815         134,861
Mortgage notes payable                         23,496,147      23,603,034
                                             -------------   -------------
     Total liabilities                         23,889,783      24,289,469
Limited Partners' (deficit)
  (74,133 Interests issued
  and outstanding)                               (409,573)       (485,660)
General Partner's (deficit)                    (3,753,908)     (3,773,519)
                                             -------------   -------------
     Total Partners' (deficit)                 (4,163,481)     (4,259,179)
                                             -------------   -------------
                                             $ 19,726,302    $ 20,030,290
                                             =============   =============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                   1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  1,781,348    $  1,733,155
  Interest on short-term investments               43,928         112,956
  Interest on wrap-around note receivable                          89,037
  Settlement income                               216,750
                                             -------------   -------------
    Total income                                2,042,026       1,935,148
                                             -------------   -------------
Expenses:
  Interest on mortgage notes payable              501,374         550,421
  Depreciation                                    195,485         195,485
  Amortization of deferred expenses                16,253          30,578
  Property operating                              594,764         489,364
  Real estate taxes                               170,687         157,882
  Property management fees                         87,245          85,198
  Administrative                                   83,988         103,625
                                             -------------   -------------
    Total expenses                              1,649,796       1,612,553
                                             -------------   -------------
Income before gain
  on sale of property                             392,230         322,595

Gain on sale of property                                        3,244,180
                                             -------------   -------------
Net income                                   $    392,230    $  3,566,775
                                             =============   =============
Net income allocated to General Partner      $     19,611    $     48,572
                                             =============   =============
Net income allocated to Limited Partners     $    372,619    $  3,518,203
                                             =============   =============
Net income per Limited Partnership Interest
    (74,133 issued and outstanding)          $       5.03    $      47.46
                                             =============   =============
Distribution to Limited Partners             $    296,532    $    127,879
                                             =============   =============
Distribution per Limited Partnership Interest$      4.000    $      1.725
                                             =============   =============










The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                   1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    392,230    $  3,566,775
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of property                                 (3,244,180)
      Depreciation of properties                  195,485         195,485
      Amortization of deferred expenses            16,253          30,578
      Net change in:
        Accounts and accrued interest
          receivable                                3,794          66,615
        Escrow deposits                           297,416         339,625
        Prepaid expenses                           50,993
        Accounts payable                           32,947         (30,378)
        Due to affiliates                           9,960          32,575
        Accrued liabilities                      (333,660)       (364,468)
        Escrow liabilities                                        (39,877)
        Security deposits                          (2,046)           (997)
                                             -------------   -------------
  Net cash provided by operating activities       663,372         551,753
                                             -------------   -------------
Investing activity:

  Proceeds from repayment of wrap-around
    note received in connection with
    sale of real estate                                         1,342,445
                                                             -------------
  Net cash provided by investing activity                       1,342,445
                                                             -------------
Financing activities:

  Distribution to Limited Partners               (296,532)       (127,879)
  Principal payments on mortgage notes payable   (106,887)       (105,036)
  Funding of capital improvement escrows          (46,338)        (32,300)
  Disbursements from capital
    improvement escrows                                           314,483
                                             -------------   -------------
  Net cash (used in) provided by                 (449,757)         49,268
    financing activities
                                             -------------   -------------
Net change in cash and cash equivalents           213,615       1,943,466
Cash and cash equivalents at beginning
  of period                                     1,585,311       4,292,726
                                             -------------   -------------

Cash and cash equivalents at end of period   $  1,798,926    $  6,236,192
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the three months ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $501,374 and $550,421, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                            Paid          Payable
                                          ---------      --------
   Reimbursement of expenses to            $16,277        $30,593
     the General Partner, at cost

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $296,532 ($4.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts for the first quarter of 1996.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. From 1984 through 1995, eleven of these properties were sold or relinquished through foreclosure. The Partnership continues to own the three remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized the remaining deferred gain from the sale of the Meridian Hills Court Apartments in February 1995 which resulted in greater net income being recognized for the quarter ended March 31, 1995 as compared to March 31, 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Interest on short-term investments decreased during 1996 as compared to 1995 primarily due to lower average cash balances available for investment resulting from the payment of special distributions to Limited Partners in 1995.

As a result of the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note, interest income on wrap-around note receivable ceased and interest expense on mortgage notes payable decreased during 1996 when compared to 1995. In addition, the Partnership recognized the final portion of the deferred gain of $3,244,180 related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note. In addition, the remaining deferred expenses related to this loan were fully amortized. This resulted in a decrease in amortization of deferred expenses for 1996 as compared to 1995.

The Partnership reached a settlement with the seller of the Balcones Woods Apartments in February 1996 and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

Increased expenditures at the Balcones Woods Apartments relating to payroll, insurance and sewer and water charges resulted in an increase in property operating expenses for 1996 as compared to 1995.

Lower accounting fees resulted in a decrease in administrative expenses during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $214,000 as of March 31, 1996 as compared to December 31, 1995. Cash flow of approximately $663,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties, and settlement income received from the seller of the Balcones Woods Apartments. Cash used in financing activities of approximately $449,000 consisted of distributions to the Limited Partners, principal payments on mortgage notes payable and the funding of capital improvement escrows.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the quarters ended March 31, 1996 and 1995, all three of the Partnership's properties generated positive cash flow. As of March 31, 1996, the occupancy rates of the Partnership's properties ranged from 89% to 96%.

While the cash flow of certain of the Partnership's properties have improved the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell the Eagles Pointe Apartments for a sales price of $11,600,000 and is preparing to market the remaining two properties in its portfolio. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy may be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998.

In April 1996, the Partnership made a distribution of $296,532 ($4.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.00 per Interest for the first quarter of 1996. Including the April 1996 distribution, investors have received distributions of Net Cash Receipts of $34.90 and Net Cash Proceeds of $374.50, totaling $409.40 per $1,000 Interest, as well as certain tax benefits. The General Partner expects to continue making quarterly distributions to Limited Partners based on the current performance of the Partnership's properties.

However, continued distributions will depend on cash flow from the Partnership's properties, the maintenance of adequate reserves and proceeds from future property sales, as to all of which there can be no assurances. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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


                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:
- ------------

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

(10) Agreement of sale relating to Eagles Pointe Apartments, Norcross, GA previously filed as Exhibit (2) to the Partnership's current Report on Form 8-K dated April 23, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: A current Report on Form 8-K dated April 23, 1996, was filed reporting the execution of a contract for the sale of Eagles Pointe Apartments, Norcross, GA.

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



Date:  May 14, 1996
      --------------------------