Form 10-Q
period 1996-06-30
BALCOR REALTY INVESTORS LTD 82
filed 1996-08-13
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period end June 30, 1996
                             -------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                             -------------  --------------
Cash and cash equivalents                    $  1,747,895   $   1,585,311
Restricted investments                          1,230,000       1,230,000
Escrow deposits                                   501,324         790,489
Accounts and accrued interest receivable           16,075          17,823
Prepaid expenses                                  161,713          66,598
Deferred expenses, net of accumulated
  amortization of $197,192 in 1996
  and $164,686 in 1995                            457,688         490,194
                                             -------------  --------------
                                                4,114,695       4,180,415
                                             -------------  --------------
Investment in real estate:
  Land                                          3,452,798       3,452,798
  Buildings and improvements                   25,174,333      25,174,333
                                             -------------  --------------
                                               28,627,131      28,627,131
  Less accumulated depreciation                13,168,226      12,777,256
                                             -------------  --------------
Investment in real estate, net of
  accumulated depreciation                     15,458,905      15,849,875
                                             -------------  --------------
                                             $ 19,573,600   $  20,030,290
                                             =============  ==============

                      LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                             $     30,316   $      40,387
Due to affiliates                                  32,600          20,633
Accrued liabilities, principally
  real estate taxes                               313,787         490,554
Security deposits                                 132,069         134,861
Mortgage notes payable                         23,386,972      23,603,034
                                             -------------  --------------
     Total liabilities                         23,895,744      24,289,469

Limited Partners' (deficit)
  (74,133 Interests issued
  and outstanding)                               (575,130)       (485,660)
General Partner's (deficit)                    (3,747,014)     (3,773,519)
                                             -------------  --------------
     Total Partners' (deficit)                 (4,322,144)     (4,259,179)
                                             -------------  --------------
                                             $ 19,573,600   $  20,030,290
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------  --------------
Income:
  Rental and service                         $  3,566,742   $   3,487,121
  Interest on short-term investments               78,409         172,280
  Interest on wrap-around note receivable                          92,574
  Settlement income                               216,750
                                             -------------  --------------
    Total income                                3,861,901       3,751,975
                                             -------------  --------------

Expenses:
  Interest on mortgage notes payable            1,000,461       1,058,373
  Depreciation                                    390,970         390,970
  Amortization of deferred expenses                32,506          46,831
  Property operating                            1,192,029       1,046,981
  Real estate taxes                               327,581         313,718
  Property management fees                        173,373         169,094
  Administrative                                  214,882         240,493
                                             -------------  --------------
    Total expenses                              3,331,802       3,266,460
                                             -------------  --------------
Income before gain on sale of property            530,099         485,515

Gain on sale of property                                        3,244,180
                                             -------------  --------------
Net income                                   $    530,099   $   3,729,695
                                             =============  ==============
Net income allocated to General Partner      $     26,505   $      56,718
                                             =============  ==============
Net income allocated to Limited Partners     $    503,594   $   3,672,977
                                             =============  ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)            $       6.80   $       49.55
                                             =============  ==============
Distributions to Limited Partners            $    593,064   $   3,221,078
                                             =============  ==============
Distributions per Limited Partnership
  Interest                                   $       8.00   $       43.45
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------  --------------
Income:
  Rental and service                         $  1,785,394   $   1,753,966
  Interest on short-term investments               34,481          59,324
  Interest on wrap-around note receivable                           3,537
                                             -------------  --------------
    Total income                                1,819,875       1,816,827
                                             -------------  --------------

Expenses:
  Interest on mortgage notes payable              499,087         507,952
  Depreciation                                    195,485         195,485
  Amortization of deferred expenses                16,253          16,253
  Property operating                              597,265         557,617
  Real estate taxes                               156,894         155,836
  Property management fees                         86,128          83,896
  Administrative                                  130,894         136,868
                                             -------------  --------------
    Total expenses                              1,682,006       1,653,907
                                             -------------  --------------
Net income                                   $    137,869   $     162,920
                                             =============  ==============
Net income allocated to General Partner      $      6,893   $       8,146
                                             =============  ==============
Net income allocated to Limited Partners     $    130,976   $     154,774
                                             =============  ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)            $       1.77   $        2.09
                                             =============  ==============
Distribution to Limited Partners             $    296,532   $   3,093,199
                                             =============  ==============
Distribution per Limited Partnership
  Interest                                   $      4.000   $      41.725
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------  --------------
Operating activities:
    Net income                               $    530,099   $   3,729,695
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Gain on sale of property                             (3,244,180)
          Depreciation of properties              390,970         390,970
          Amortization of deferred expenses        32,506          46,831
          Net change in:
               Accounts and accrued
                 interest receivable                1,748          98,402
               Escrow deposits                    240,746         167,131
               Prepaid expenses                   (95,115)        (56,231)
               Accounts payable                   (10,071)        (16,470)
               Due to affiliates                   11,967         (91,617)
               Accrued liabilities               (176,767)       (208,632)
               Escrow liabilities                                 (39,877)
               Security deposits                   (2,792)          1,948
                                             -------------  --------------
    Net cash provided by operating activities     923,291         777,970
                                             -------------  --------------
Investing activity:

    Proceeds from repayment of wrap-around
     note  received in connection with sale
     of real estate                                             1,342,445
                                                              ------------
    Net cash provided by investing activity                     1,342,445
                                                              ------------
Financing activities:
    Distributions to Limited Partners            (593,064)     (3,221,078)
    Principal payments on mortgage notes
      payable                                    (216,062)       (205,346)
    Funding of capital improvement escrows        (87,162)        (64,600)
    Disbursements from capital
      improvement escrows                         135,581
    Proceeds from issuance of mortgage
      notes payable                                               335,598
                                             -------------  --------------
    Net cash used in financing activities        (760,707)     (3,155,426)
                                             -------------  --------------

Net change in cash and cash equivalents           162,584      (1,035,011)
Cash and cash equivalents at beginning
    of period                                   1,585,311       4,292,726
                                             -------------  --------------

Cash and cash equivalents at end of period   $  1,747,895   $   3,257,715
                                             =============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months  ended June 30, 1996  and 1995, the Partnership  incurred
and  paid  interest  expense  on  non-affiliated  mortgage  notes  payable   of
$1,000,461 and $1,058,373, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost      $49,087     $32,810       $32,600


4. Subsequent Event:

In July 1996, the Partnership made a distribution of $1,779,192 ($24.00 per Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $4.00 per Interest for the second quarter of 1996, and a special Net Cash Proceeds distribution of $20 per Interest resulting primarily from the release of $1,230,000 in short-term investments pledged as collateral for the Eagles Pointe Apartments mortgage note payable.

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

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership recognized the remaining deferred gain from the sale of the Meridian Hills Court Apartments in February 1995 which resulted in greater net income being recognized for the six months ended June 30, 1995 as compared to 1996. Increased property operating expenses at the Balcones Woods and Songbird Apartments relating to payroll, insurance and utility expenses resulted in a decrease in net income for the quarter ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the six months and quarter ended June 30, 1996 and 1995.

Interest on short-term investments decreased during 1996 as compared to 1995 primarily due to lower average cash balances available for investment resulting from the payment of special distributions to Limited Partners in 1995.

As a result of the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note, interest income on wrap-around note receivable ceased and interest expense on mortgage notes payable decreased during 1996 when compared to 1995. In addition, the Partnership recognized the final portion of the deferred gain of $3,244,180 related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note. In addition, the remaining deferred expenses related to this loan were fully amortized. This resulted in a decrease in amortization of deferred expenses for the six months ended June 30, 1996, as compared to 1995.

The Partnership reached a settlement with the seller of the Balcones Woods Apartments in February 1996 and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

Increased expenditures at the Balcones Woods and Songbird Apartments relating to payroll, insurance and utility expenses resulted in an increase in property operating expenses for 1996 as compared to 1995.

Lower accounting fees resulted in a decrease in administrative expenses during 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $163,000 as of June 30, 1996 as compared to December 31, 1995. Cash flow of approximately $923,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties, and settlement income received from the seller of the Balcones Woods Apartments. Cash used in financing activities of approximately $761,000 consisted of distributions to the Limited Partners, principal payments on mortgage notes payable and net disbursements received from capital improvement escrows.

Short-term investments totaling $1,230,000 had been pledged as additional collateral for the mortgage note payable relating to the Eagles Pointe Apartments. Since the property achieved break even-operations for 1995, the funds were released to the Partnership in July 1996 in accordance with the loan agreement and were distributed to the Limited Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. For the six months ended June 30, 1996 and 1995, all three of the Partnership's properties generated positive cash flow. As of June 30, 1996, the occupancy rates of the Partnership's properties ranged from 92% to 97%.

While the cash flow of certain of the Partnership's properties has improved the General Partner continues to pursue a number of actions aimed at improving the cash flow of the Partnership's properties including improving property operating performance, and seeking rent increases where market conditions allow.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership has entered into contracts to sell the Eagles Pointe and Songbird apartment complexes for sales prices of $11,075,000 and $11,000,000, respectively and is actively marketing Balcones Woods for sale. If current market conditions remain favorable and the General Partner can obtain appropriate sales prices, the Partnership's liquidation strategy will be accelerated.

Each of the Partnership's properties is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by such loans. The Partnership has no third party financing which matures prior to 1998.

In July 1996, the Partnership made a distribution of $1,779,192 ($24.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.00 per Interest for the second quarter of 1996, and a special Net Cash Proceeds distribution of $20 per Interest resulting primarily from the release of $1,230,000 in short-term investments pledged as collateral for the Eagles Pointe Apartments mortgage note payable. Including the July 1996 distribution, investors have received distributions of Net Cash Receipts of $38.90 and Net Cash Proceeds of $394.50, totaling $433.40 per $1,000 Interest, as well as certain tax benefits. Future quarterly distributions from cash flow are expected to continue until the properties are sold. As the properties are sold, the Partnership will distribute the proceeds to the Limited Partners. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A current Report on Form 8-K dated April 23, 1996, was filed reporting the execution of a contract for the sale of Eagles Pointe Apartments, Norcross, GA.

(ii) A current Report on Form 8-K dated May 22, 1996, was filed reporting the termination of the sale agreement on Eagles Pointe Apartments, Norcross, GA.

(iii) A current Report on Form 8-K dated August 5, 1996, was filed reporting the execution of contracts to sell Eagles Pointe Apartments, Norcross, Georgia, and Songbird Apartments, Phase I and II, San Antonio, Texas.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR REALTY INVESTORS LTD.-82



                              By: /s/ Thomas E. Meador
                                  -----------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Partners-XI, the General Partner



                              By: /s/ Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Partners-XI, the General
                                  Partner



Date:  August 13, 1996
      --------------------------