Form 10-Q
period 1996-09-30
BALCOR REALTY INVESTORS LTD 82
filed 1996-11-13
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                            --------------  --------------
Cash and cash equivalents                   $   5,295,514   $   1,585,311
Restricted investments                                          1,230,000
Escrow deposits                                   266,493         790,489
Accounts and accrued interest receivable           46,507          17,823
Prepaid expenses                                   75,486          66,598
Deferred expenses, net of accumulated
  amortization of $130,748 in 1996
  and $164,686 in 1995                            248,475         490,194
                                            --------------  --------------
                                                5,932,475       4,180,415
                                            --------------  --------------
Investment in real estate
  Land                                          2,491,472       3,452,798
  Buildings and improvements                   17,269,206      25,174,333
                                            --------------  --------------
                                               19,760,678      28,627,131
  Less accumulated depreciation                 9,143,762      12,777,256
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     10,616,916      15,849,875
                                            --------------  --------------
                                            $  16,549,391   $  20,030,290
                                            ==============  ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                            $     357,535   $      40,387
Due to affiliates                                  44,666          20,633
Accrued liabilities, principally
  real estate taxes                               296,661         490,554
Security deposits                                 107,568         134,861
Mortgage notes payable                         16,284,090      23,603,034
                                            --------------  --------------
     Total liabilities                         17,090,520      24,289,469
                                            --------------  --------------
Limited Partners' capital (deficit)
  (74,133 Interest issued and
  and outstanding)                              3,147,469        (485,660)
General Partner's deficit                      (3,688,598)     (3,773,519)
                                            --------------  --------------
     Total partners' deficit                     (541,129)     (4,259,179)
                                            --------------  --------------
                                            $  16,549,391   $  20,030,290
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   5,295,058   $   5,311,367
  Interest on short-term investments              112,319         250,791
  Interest on wrap-around note receivable                          92,574
  Settlement income                               216,750
                                            --------------  --------------
    Total income                                5,624,127       5,654,732
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable            1,479,378       1,564,179
  Depreciation                                    578,199         586,455
  Amortization of deferred expenses                48,759          63,084
  Property operating                            1,885,013       1,800,761
  Real estate taxes                               463,825         470,490
  Property management fees                        251,276         253,233
  Administrative                                  317,230         327,244
                                            --------------  --------------
    Total expenses                              5,023,680       5,065,446
                                            --------------  --------------
Income before gain on sale of
  property and extraordinary item                 600,447         589,286

Gain on sale of property                        5,682,819       3,244,180
                                            --------------  --------------
Income before extraordinary item                6,283,266       3,833,466
Exraordinary item:
  Debt extinguishment expense                    (192,960)
                                            --------------  --------------
Net income                                  $   6,090,306   $   3,833,466
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      86,851   $      61,906
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   6,196,415   $   3,771,560
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)           $       83.59   $       50.88
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $      (1,930)           NONE
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $    (191,030)           NONE
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                   $       (2.58)           NONE
                                            ==============  ==============
Net income allocated to General Partner     $      84,921   $      61,906
                                            ==============  ==============
Net income allocated to Limited Partners    $   6,005,385   $   3,771,560
                                            ==============  ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)           $       81.01   $       50.88
                                            ==============  ==============
Distributions to Limited Partners           $   2,372,256   $   3,443,477
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $       32.00   $       46.45
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Income:
  Rental and service                        $   1,728,316   $   1,824,246
  Interest on short-term investments               33,910          78,511
                                            --------------  --------------
    Total income                                1,762,226       1,902,757
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable              478,917         505,806
  Depreciation                                    187,229         195,485
  Amortization of deferred expenses                16,253          16,253
  Property operating                              692,984         753,780
  Real estate taxes                               136,244         156,772
  Property management fees                         77,903          84,139
  Administrative                                  102,348          86,751
                                            --------------  --------------
    Total expenses                              1,691,878       1,798,986
                                            --------------  --------------
Income before gain on sale of
  property and extraordinary item                  70,348         103,771
Gain on sale of property                        5,682,819
                                            --------------  --------------
Income before extraordinary item                5,753,167         103,771
Exraordinary item:
  Debt extinguishment expense                    (192,960)
                                            --------------  --------------
Net income                                  $   5,560,207   $     103,771
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $      60,346   $       5,188
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   5,692,821   $      98,583
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)           $       76.79   $        1.33
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $      (1,930)           NONE
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                          $    (191,030)           NONE
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                   $       (2.58)           NONE
                                            ==============  ==============
Net income allocated to General Partner     $      58,416   $       5,188

                                            ==============  ==============
Net income allocated to Limited Partners    $   5,501,791   $      98,583
                                            ==============  ==============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding)  $       74.22   $        1.33
                                            ==============  ==============
Distribution to Limited Partners            $   1,779,192   $     222,399
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $       24.00   $        3.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                            --------------  --------------
Operating activities:
  Net income                                $   6,090,306   $   3,833,466
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of propery                  (5,682,819)     (3,244,180)
      Debt extinguishment expense                 192,960
      Depreciation of properties                  578,199         586,455
      Amortization of deferred expenses            48,759          63,084
      Net change in:
        Accounts and accrued interest
          receivable                              (28,684)        104,172
        Escrow deposits                           321,452         188,883
        Prepaid expenses                           (8,888)       (109,239)
        Accounts payable                          317,148         (27,942)
        Due to affiliates                          24,033         (78,096)
        Accrued liabilities                      (193,893)       (113,473)
        Escrow liabilities                                        (39,877)
        Security deposits                         (27,293)          9,168
                                            --------------  --------------
  Net cash provided by operating activities     1,631,280       1,172,421
                                            --------------  --------------
Investing activities:
  Proceeds from repayment of wrap-around
    note received in connection with
    sale of real estate                                         1,342,445
  Proceeds from redemption of
    restricted investment                       1,230,000
  Proceeds from sale of real estate             3,684,501
  Payment of selling costs                       (362,421)
                                            --------------  --------------
  Net cash provided by investing activities     4,552,080       1,342,445
                                            --------------  --------------
Financing activities:
  Distributions to Limited Partners            (2,372,256)     (3,443,477)
  Principal payments on mortgage notes
    payable                                      (303,445)       (307,801)
  Funding of capital improvement escrows         (120,033)        (96,900)
  Disbursements from capital
    improvement escrows                           322,577         373,449
                                            --------------  --------------
  Net cash used in financing activities        (2,473,157)     (3,474,729)
                                            --------------  --------------
Net change in cash and cash equivalents         3,710,203        (959,863)
Cash and cash equivalents at beginning
  of period                                     1,585,311       4,292,726
                                            --------------  --------------
Cash and cash equivalents at end of period  $   5,295,514   $   3,332,863
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $1,479,378 and $1,564,179, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:


                                           Paid
                                    -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 58,133      $ 9,046      $ 44,666

4. Property Sales:

   In September 1996, the Partnership sold the Songbird Apartments in an all cash sale for $10,700,000. The purchaser of the Songbird Apartments took title subject to the existing first mortgage loan in the amount of $7,015,499. The Partnership paid $362,421 in selling costs. The basis of the property was $4,654,760, which is net of accumulated depreciation of $4,211,694. For financial statement purposes, the Partnership recognized a gain of $5,682,819 from the sale of this property.

5. Extraordinary Items:

   In September 1996, the Partnership sold the Songbird Apartments. In connection with the sale, the Partnership fully amortized the remaining deferred financing fees in the amount of $192,960. This amount was recognized as an extraordinary item and classified as a debt extinguishment expense.

6. Subsequent Event:

   a) In October 1996, the Partnership made a distribution of $3,410,118, $46.00 per Interest to the holders of Limited Partnership Interests representing a regular quarterly distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996, and a special Net Cash Proceeds distribution of $42 per Interest representing a significant portion of the Songbird Apartments sales proceeds.

   b) During October 1996, the Partnership sold the Eagles Pointe Apartments in an all cash sale for $11,075,000. From the proceeds of the sale, the Partnership paid $7,066,611 to the third party mortgage holder in full satisfaction of the first and second mortgage loan, and paid $1,008,316 in selling costs which includes $423,934 of prepayment penalties. For financial statement purposes, the Partnership will recognize a gain of approximately $6,552,000 from the sale of this property during the fourth quarter of 1996.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. From 1984 through 1995, eleven of these properties were sold or relinquished through foreclosure. During September and October 1996, the Partnership sold the Songbird Apartments and the Eagles Pointe Apartments, respectively. The Partnership continues to own Balcones Woods Apartments, however this property is being actively marketed for sale.

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

Operations
----------

Summary of Operations
---------------------

The Partnership sold the Songbird Apartments in September 1996 and recognized a significant gain on sale of property for financial statement purposes. This resulted in an increase in net income during the nine months and quarter ended September 30, 1996 as compared to the same periods in 1995.

1996 Compared to 1995
---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarter ended September 30, 1996 and 1995.

Interest income on short-term investments decreased during 1996 as compared to 1995 primarily due to lower average cash balances available for investment resulting from the payment of special distributions to Limited Partners in 1995.

As a result of the February 1995 repayment of the Meridian Hills Court Apartments wrap-around note, interest income on wrap-around note receivable ceased and interest expense on mortgage notes payable decreased during 1996 when compared to 1995. In addition, the Partnership recognized the final portion of the deferred gain of $3,244,180 related to this installment sale during 1995. This gain had been deferred from 1986, when the property had been sold for a cash down payment plus the wrap-around note. In addition, the remaining deferred expenses related to this loan were fully amortized. This resulted in a decrease in amortization of deferred expenses for the nine months ended September 30, 1996, as compared to 1995.

The Partnership reached a settlement with the seller of the Balcones Woods Apartments in February 1996 and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement.

Increased expenditures at the Balcones Woods Apartments relating to payroll, insurance and utility expenses resulted in an increase in property operating expenses for the nine months ended September 30, 1996 as compared to the same period in 1995.

Real estate tax expense decreased for the quarter ended September 30, 1996 as compared to 1995 due to a decrease in the assessed value of Eagle Pointe Apartments and the sale of Songbird Apartments. This decrease was partially offset by increased tax rates at Balcones Woods Apartments.

Higher accounting fees resulted in an increase in administrative expenses for the quarter ended September 30, 1996 as compared to 1995.

The Partnership recognized a $5,682,819 gain on sale of property during 1996 in connection with the September 1996 sale of the Songbird Apartments.

In connection with the sale of the Songbird Apartments, the Partnership fully amortized the remaining deferred expenses in the amount of $192,960. This amount was recognized as an extraordinary item and is classified as debt extinguishment expense in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $3,710,000 as of September 30, 1996 as compared to December 31, 1995 primarily due to the sale of Songbird Apartments. Cash flow of approximately $1,631,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties, and settlement income received from the seller of the Balcones Woods Apartments. Cash provided by investing activities of approximately $4,552,000 consisted primarily of net proceeds received from the September 1996 sale of the Songbird Apartments and proceeds from the redemption of a restricted investment. Cash used in financing activities of approximately $2,473,000 consisted of distributions to the Limited Partners, principal payments on mortgage notes payable and net disbursements received from capital improvement escrows.

Short-term investments totaling $1,230,000 had been pledged as additional collateral for the mortgage note payable relating to the Eagles Pointe Apartments. The Partnership obtained a release of the funds in July 1996, upon meeting certain criteria pursuant to the terms of the loan agreement.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Both of the properties owned by the Partnership at September 30, 1996 generated positive cash flow during 1995 and 1996. The Songbird Apartments generated positive cash flow in 1995 and before it was sold in September 1996. As of September 30, 1996, the occupancy rates of the Partnership's properties were 91% at Balcones Woods Apartments and 99% at Eagles Pointe Apartments.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties and has accelerated the Partnership's liquidation strategy. During the first nine months of 1996, the Partnership sold the Songbird and Eagles Pointe Apartments, and is actively marketing its only remaining property, Balcones Woods Apartments. The Partnership expects to complete the sale of this property during the next three to six months.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency, the reserves will be distributed within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In September 1996, the Partnership sold the Songbird Apartments in an all cash sale for $10,700,000. The purchaser of the Songbird Apartments took title subject to the existing first mortgage loan in the amount of $7,015,499, and paid $362,421 in selling costs. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the Partnership until January 1997. Proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 4 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Eagles Pointe Apartments in an all cash sale for $11,075,000. From the proceeds of the sale, the Partnership paid $7,066,611 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $1,008,316 in selling costs which includes $423,934 of prepayment penalties. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until December 1996. The proceeds will be distributed as a special distribution to the Limited Partners in January 1997, See Note 6 of Notes to Financial Statements for additional information.

The Partnership's remaining property is owned through the use of third-party mortgage loan financing and, therefore, the Partnership is subject to the financial obligations required by this loan. This loan matures during 1998.

In October 1996, the Partnership made a distribution of $3,410,118 ($46.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.00 per Interest for the third quarter of 1996, and a special Net Cash Proceeds distribution of $42 per Interest resulting from the proceeds received in connection with the sale of Songbird Apartments in September 1996. Including the October 1996 distribution, investors have received distributions of Net Cash Receipts of $42.90 and Net Cash Proceeds of $436.50, totaling $479.40 per $1,000 Interest, as well as certain tax benefits. Future distributions will be comprised of net operating cash flow generated by Balcones Woods Apartments, actual proceeds from the sale of the Songbird Apartments and Eagles Pointe Apartments and future proceeds, if any, generated from the sale of Balcones Woods Apartments. In light of results to date and current market conditions, the General Partner does not anticipate that investors will recover all of their original investment.

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

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
--------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions;
equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

Eagles Pointe Apartments
------------------------

As previously reported, on July 22, 1996, the Partnership contracted to sell the Eagles Pointe Apartments, Norcross, Georgia to an unaffiliated party, TGM Realty Corp. #5, a Delaware corporation, for a sale price of $11,075,000. The sale closed on October 1, 1996. From the proceeds of the sale, the Partnership repaid the first and second mortgage loans of $7,066,611, closing costs of $731,441, which includes $423,934 of prepayment penalties, and paid $166,125 to an unaffiliated party as a brokerage commission. An affiliate of the third party providing property management services for the property received a fee of $110,750 for services rendered in connection with the sale of the property. The Partnership received approximately $3,000,073 representing the net proceeds.

Songbird Apartments, Phase I and Phase II
-----------------------------------------

As previously reported, on July 22, 1996, the Partnership contracted to sell the Songbird Apartments, Phase I and Phase II, San Antonio, Texas to an unaffiliated party, ERP Operating Limited Partnership, an Illinois limited partnership, for a sale price of $11,000,000. The sale was extended to September 19, 1996 and the sale price was reduced to $10,700,000. The sale closed on September 19, 1996, and the purchaser assumed the existing first mortgage loan of $7,015,499. From the proceeds of the sale, the Partnership paid $214,000 to an unaffiliated party as a brokerage commission and closing costs of $41,421. An affiliate of the third party providing property management services for the property received a fee of $107,000 for services rendered in connection with the sale of the property. The Partnership received approximately $3,322,080, representing the net proceeds.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:
-------------

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 11, 1981 (Registration No. 2-74358), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-11127) are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments there to relating to the sale of the Eagles Pointe Apartments, Norcross, Georgia previously filed as Exhibit
(2)(a) to the Partnership's Current Report on Form 8-K dated July 22, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Eagles Pointe Apartments, Norcross, Georgia.

(b)(i) Agreement of sale relating to the sale of the Songbird Apartments, Phase I and Phase II, San Antonio, Texas, previously filed as Exhibit (2)(b) to the Partnership's Current Report on Form 8-K dated July 22, 1996, is incorporated herein by reference.

(ii) Letter Agreements relating to the sale of the Songbird Apartments, Phase I and Phase II, San Antonio, Texas, dated August 15, 1996, August 20,
 1996, and August 26, 1996.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated July 22, 1996, was filed reporting the execution of contracts to sell Eagles Pointe Apartments, Norcross, Georgia, and Songbird Apartments, Phase I and Phase II, San Antonio, Texas.

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



                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XI, the General Partner



Date: November 13, 1996
      --------------------------