Form 10-K
period 1996-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1997-03-27
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

[    ] TRANSITION  REPORT PURSUANT  TO SECTION 13  OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-11127
                       -------

                        BALCOR REALTY INVESTORS LTD.-82
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3139801
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Rd.
Bannockburn, IL                                            60015
----------------------------------------             -------------------
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

Item 1. Business
----------------

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

The Registrant utilized the net offering proceeds to acquire fourteen real property investments. The Registrant has since disposed of thirteen of these properties. As of December 31, 1996, the Registrant owned one property described under Item 2 "Property". The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Registrant's remaining property, Balcones Woods Apartments, is subject to certain competitive conditions in the market in which it is located. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, such as Real Estate Investment Trusts which aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another profitable year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

During September and October of 1996, the Registrant sold the Songbird Phase I & II Apartments and Eagles Pointe Apartments in all cash sales for $10,700,000 and $11,075,000, respectively. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

During March 1997, the Registrant sold the Balcones Woods Apartments for $15,800,000. See Other Information, below, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

The Registrant sold its remaining property during 1997. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the Lenore Klein case discussed in Item 3 "Legal Proceedings". In the absence of any such contingency, the reserves will be distributed within twelve months of the last property being sold. In the event a contingency arises, reserves may be held by the Registrant for a longer period of time.

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

Other Information
-----------------

Balcones Woods Apartments
-------------------------

As previously reported, on February 11, 1997, a joint venture (the "Joint Venture") in which the Partnership is the general partner and the original seller of the property (the "JV Partner") is the limited partner, contracted to sell Balcones Woods Apartments, Austin, Texas, to an unaffiliated party, Mid-America Apartments of Texas, L.P., a Texas limited partnership, for a sale price of $15,800,000. The Partnership and the JV Partner hold interests in the Joint Venture of 80% and 20%, respectively. The purchaser assigned its rights under the agreement of sale to an affiliate, Mid-America Apartments of Austin L.P., and the sale closed on March 18, 1997. The purchaser was unable to obtain the consent of the first mortgage holder to its assumption of the first mortgage loan, and from the proceeds of the sale, the Joint Venture repaid the outstanding balance of the first mortgage loan of $9,113,278.

In addition, the Joint Venture paid $316,000 as a brokerage commission to an affiliate of the third party providing property management services for the property, and $53,746 in closing costs. The Joint Venture received the remaining proceeds of approximately $6,317,000. Pursuant to the terms of the Joint Venture agreement, the Partnership received all sale proceeds. Of such proceeds, $200,000, will be retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until 60 days after the closing.

Item 2. Property
----------------

As of December 31, 1996, the Registrant owns one property described below, in fee simple.

Location                      Description of Property
                             -------------------------------
Austin, Texas          *      Balcones Woods Apartments: a 384-unit
                              apartment complex located on approximately
                              23 acres.

* Owned by the Registrant through a joint venture with the seller. This property was sold during 1997. See Note 16 of Notes to the Financial Statements for additional information.

This property is held subject to a mortgage loan as described in Note 6 of Notes to the Financial Statements.

The average occupancy rates and effective average rent per unit for each of the last five years for the property owned by the Registrant at December 31, 1996, are described below.

                        1996     1995      1994      1993      1992

Balcones Woods
  Occupancy rate         93%      96%       98%       95%       99%
  Effective rent        $659     $659      $630      $611      $523

Apartment units in this property are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for this property totaled $310,641.

The Federal tax basis of the Registrant's property was $9,500,440 as of December 31, 1996. For Federal income tax purpose, the acquisition costs of the property are depreciated over a useful life ranging from 19 to 30 years, using the ACRS method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding its real property investment.

Item 3. Legal Proceedings
-------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the _Affiliated Partnerships_), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships_) and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has  not  been  an  established public  market  for  Limited  Partnership
Interests and it is not anticipated that one will develop. For information regarding distributions, see Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations "Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 6,764.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    --------------------------------------------------------
                      1996        1995        1994        1993        1992
                   ----------  ----------  -----------  ----------  ---------

Total income       $6,436,334  $7,524,577  $8,392,007  $9,010,969  $12,403,715

Income (loss) before
net gains on sales
of assets, write-
off of real estate
commissions and
extraordinary items    481,018     759,384   (100,170)   (950,479)  (1,003,918)

Net income          12,397,719   4,003,564   5,423,112   3,749,327    7,502,993

Net income
per Limited Part-
nership Interest       165.30        53.06       72.48       50.58       100.74

Total assets        11,702,17  120,030,290  26,891,815  34,122,065   44,314,508
Mortgage notes
payable             9,161,938   23,603,034  28,823,037  40,714,714   51,853,415

Cash distributions
per Limited Part-
nership Interest (A)    78.00      72.95       3.45        None       None

(A) This amount includes distributions of original capital of $63.00 and $63.50 per Limited Partnership Interest during the years 1996 and 1995, respectively.

Item 7. Management's Discussion  and Analysis of  Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors Ltd.-82 (the "Partnership") recognized net gains on sales of properties during each of 1996, 1995 and 1994. The timing of these transactions resulted in an increase in net income in 1996 as compared to 1995 and a decrease in net income in 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Rental and service income decreased in 1996 as compared to 1995 due to the sales of the Songbird Apartments Phase I&II and the Eagles Pointe Apartments in September and October 1996, respectively. The Partnership recognized gains on the sales of these properties totaling $12,521,440.

Interest income on short-term investments decreased in 1996 as compared to 1995 due to lower average cash balances available for investments resulting from the payment of special distributions to Limited Partners in 1995.

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

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

Interest expense decreased in 1996 as compared to 1995 due to the sales of the Songbird Phase I & II Apartments and Eagles Pointe Apartments during 1996 and the repayment of the Meridian Hills Court Apartments wrap-around note during 1995.

Depreciation expense decreased in 1996 as compared to 1995 due to the sales of the Songbird Phase I&II Apartments and the Eagles Pointe Apartments.

Amortization expense decreased in 1996 as compared to 1995 due to the sales of the Songbird Phase I&II Apartments and the Eagles Pointe Apartments.

As a result of the sale of two properties in 1996, property operating expenses decreased by approximately $289,000 during 1996 as compared to 1995. This decrease was partially offset by an increase in utilities, insurance, payroll and operating expenses of approximately $218,000 at the Balcones Woods and the Eagles Pointe Apartments.

Real estate tax expense decreased in 1996 as compared to 1995 due to the sales of the Songbird Phase I&II Apartments and the Eagles Pointe Apartments by approximately $85,000. This decrease was partially offset by an increase at the Balcones Woods Apartments of approximately $38,000 due to increased tax rates.

Property management fees decreased in 1996 as compared to 1995 due to the sales of the Songbird Phase I&II Apartments and the Eagles Pointe Apartments.

The Partnership incurred higher legal, consulting, printing and postage costs in connection with a response to a tender offer during 1995. As a result, administrative expenses decreased during 1996 as compared to 1995.

In connection with the sales of the Songbird Phase I&II Apartments and the Eagles Pointe Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $192,960 and $2,969, respectively. In addition, the Partnership recognized prepayment penalties in connection with the sale of the Eagles Pointe Apartments of $423,933. These amounts were recognized as an extraordinary item and classified as debt extinguishment expenses in 1996.

1995 Compared to 1994
---------------------

The Partnership sold the Bemis Square Shopping Center and the Via El Camino Apartments in February and May 1994, respectively, which resulted in gains of $2,375,416 and $3,147,865, respectively.

Rental and service income decreased in 1995 as compared to 1994 due the sale of the Bemis Square Center and the Via El Camino Apartments by approximately $554,000. An increase in rental and service income at the Balcones Woods
Apartments, Eagles Pointe Apartments, and the Songbird Phase I&II Apartments due to higher rental and occupancy rates partially offset the above decrease by approximately $480,000.

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

Interest expense decreased in 1995 as compared 1994, due primarily to the sale of Bemis Square Shopping Center and the Via El Camino Apartments. The repayment by the Partnership of the mortgage note payable related to the Songbird Phases I&II Apartments in June 1994 and the assumption by the borrower of the mortgage note payable related to the Meridian Hills Court Apartments wrap-around note in February 1995, further contributed to the decrease in interest expense on mortgage notes payable.

Property operating expenses decreased in 1995 as compared to 1994, due primarily to the sale of Bemis Square Shopping Center and the Via El Camino
Apartments. Decreased expenditures at the Eagles Pointe and Balcones Woods Apartments relating to roof repairs and interior improvements further contributed to the decrease in property operating expenses in 1995.

Depreciation and amortization expenses decreased in 1995 as compared to 1994 due to the sale of Bemis Square Shopping Center and the Via El Camino Apartments.

Property management fees decreased in 1995 as compared to 1994 due to the sale of Bemis Square Shopping Center and the Via El Camino Apartments.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,855,000 as of December 31, 1996 as compared to December 31, 1995 primarily due to net cash proceeds from the sales of the Songbird Phase I & II Apartments and the Eagles Pointe Apartments in 1996. Cash flow of approximately $842,000 was provided by operating activities during 1996 consisting primarily of cash provided by the operation of the Partnership's properties, and settlement income received from the seller of the Balcones Woods Apartments and was partially offset by the payment of administrative expenses and loan prepayment penalties. Cash provided by investing activities of approximately $15,329,000 consisted primarily of proceeds received from the sales of the Songbird Phase I&II Apartments and Eagles Pointe Apartments and proceeds from the redemption of a restricted investment. Cash used in financing activities of approximately $13,316,000 consisted of distributions to the Limited Partners, the repayment of mortgage notes payable, principal payments on mortgage notes payable and
net  disbursements  received  from   capital improvement escrows. In  addition,
in January 1997, the Partnership made a special distribution of $4,003,182 to the Limited Partners.

Short-term investments totaling $1,230,000 had been pledged as additional collateral for the mortgage note payable relating to the Eagles Pointe Apartments. The Partnership obtained a release of the funds in July 1996, upon meeting certain criteria pursuant to the terms of the loan agreement.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1996 and 1995, the Balcones Woods Apartments generated positive cash flow. Both the Songbird Apartments Phase I&II and the Eagles Pointe Apartments, which were sold in September 1996 and October 1996, respectively, generated positive cash flow in 1995 and during 1996 prior to their sales. As of December 31, 1996, the occupancy rate at Balcones Woods Apartments was 94%.

Balcones Woods Apartments is located in the northwest sub-market of Austin, Texas which contains in excess of 15,000 of the city's 130,000 multi-family units. Balcones Woods Apartments competes with the mid-range product in the sub-market. In 1996, the average occupancy at the property and the sub-market for a similar product type averaged 93%. As Austin, Texas has continued to post strong employment growth, the housing market has seen significant construction of multi-family units with approximately 13,000 units built since 1994 and another 8,000 currently being planned for 1997. The additional supply in the market has caused rental rates to flatten and overall market occupancies to drop from 97% in 1995 to 94% at year-end 1996.

As discussed below, during 1996, the Partnership sold the Songbird Phase I & II Apartments and the Eagles Pointe Apartments, and during 1997, sold the Balcones Woods Apartments. Available proceeds from the sale of the Balcones Woods Apartments will be distributed to Limited Partners in 1997. The Partnership will retain a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the Lenore Klein case discussed in Item 3 "Legal Proceedings". In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In September 1996, the Partnership sold the Songbird Apartments in an all cash sale for $10,700,000. The purchaser of the Songbird Phase I & II Apartments took title subject to the existing first mortgage loan in the amount of $7,015,499. From the proceeds the Partnership paid $362,421 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $500,000 of the proceeds until January 1997. The full amount of the holdback was released in January 1997. The remainder of the proceeds were distributed as a special distribution to the Limited Partners in October 1996. See Note 11 of Notes to Financial Statements for additional information.

In October 1996, the Partnership sold the Eagles Pointe Apartments in an all cash sale for $11,075,000. From the proceeds of the sale, the Partnership paid $7,066,611 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $298,233 in selling costs and $423,933 of prepayment penalties. Pursuant to the terms of the sale, the Partnership was required to hold back $250,000 of the proceeds until December 1996. The full amount of the holdback was released in December 1996. The remainder of the proceeds were distributed to the Limited Partners in January 1997. See Note 11 of Notes to Financial Statements for additional information.

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the Balcones Woods Apartments took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. The remaining available proceeds will be distributed to the Limited Partners in 1997. See Note 16 of Notes to Financial Statements for additional information.

The Partnership made distributions totaling $78.00, $72.95, and $3.45 per Interest in 1996, 1995, and 1994, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $15.00 of Net Cash Receipts and $63.00 of Net Cash Proceeds in 1996, $9.45 of Net Cash
Receipts and $63.50 of Net Cash Proceeds in 1995, and $3.45 of Net Cash Receipts in 1994. Distributions of Net Cash Receipts increased in 1996 as compared to 1995 and 1995 as compared to 1994 primarily due to improved operations at the Partnership's properties. In addition, the Partnership made special distributions of $62.00 and $63.50 per Interest in 1996 and 1995, respectively, from the property sales in 1996 and the Meridian Hills wrap-around note repayment in 1995.

In January 1997, the Partnership made a distribution of $4,003,182 ($54.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.00 per Interest for the fourth quarter of 1996, and a special Net Cash Proceeds distribution of $50.00 per Interest primarily from proceeds received in connection with the sale of Eagles Pointe Apartments in October 1996. Including the January 1997 distribution, investors have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $486.50, totaling $533.40 per $1,000 Interest, as well as certain tax benefits. Future cash distributions will be made from proceeds generated from the sale of Balcones Woods Apartments. In light of results to date, will not recover all of their original investment.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.
The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1996           December 31, 1995
                     ------------------------    ------------------------
                      Financial      Tax         Financial       Tax
                     Statements    Returns       Statements    Returns
                     -----------  -----------    -----------  -----------
Total assets         $11,702,171  $7,319,319     $20,030,290  $17,642,989

Partners' capital
  (deficit):
    General Partner  (3,630,301)  (1,528,754)  (3,773,519)  (4,899,423)
    Limited Partners  5,700,318    7,797,325     (485,660)  (1,747,056)

Net income:
    General Partner     143,218    3,370,669        70,411      581,966
    Limited Partners 12,254,501   15,326,755     3,933,153      593,373
    Per Limited
      Partnership
      Interest           165.30       206.75         53.06         8.00



Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS

Chairman, President and Chief        Thomas E. Meador
   Executive Officer
Senior Vice President                Alexander J. Darragh
Senior Vice President                James E. Mendelson
Senior Vice President                John K. Powell, Jr.
Managing Director, Chief             Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function.

He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39)  joined Balcor in August  1982 and, as Chief  Financial
Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.



(d)  There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,419 in 1996 in respect to one of the executive officers and directors of Balcor Partners - XI, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)    The  following  entities  are  the  sole  Limited  Partners  which   own
beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
------------------------------------------------------------------------------

Limited             WIG 82              6436.64        8.25%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests




Limited             Metropolitan        3248.34         4.16%
Partnership         Acquisition VII     Limited
Interests           Greensville         Partnership
                    South Carolina      Interests


While Metropolitan Acquisition VII individually owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII is an affiliate of WIG 82 Partners and, collectively, they own 12.41% of the Interests.

(b) Neither Balcor Partners-XI nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner own 25 Limited Partnership Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 10 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------
(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended  and Restated  Agreement of  Limited Partnership  set forth  as
Exhibit 3 to Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated January 15, 1982 (Registration No. 2-74358), is incorporated herein by reference.

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 11, 1981 (Registration No. 2-74358), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 are incorporated herein by reference.

(10)(a)(i) Agreement of Sale and attachments there to relating to the sale of the Eagles Pointe Apartments, Norcross, Georgia previously filed as Exhibit
(2)(a) to the Registrant's Current Report on Form 8-K dated July 22, 1996, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Eagles Pointe Apartments, Norcross, Georgia, previously filed as Exhibit (10)(a)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference.

(b)(i) Agreement of sale relating to the sale of the Songbird Apartments, Phase I and Phase II, San Antonio, Texas, previously filed as Exhibit (2)(b) to the Registrant's Current Report on Form 8-K dated July 22, 1996, is incorporated herein by reference.

(ii) Letter Agreements relating to the sale of the Songbird Apartments, Phase I and Phase II, San Antonio, Texas, dated August 15, 1996, August 20,
 1996, and August 26, 1996, previously filed as Exhibit (10)(b)(ii) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, are incorporated herein by reference.

(c)(i) Agreement of Sale and attachment thereto relating to the sale of the Balcones Woods Apartments, Austin, Texas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated February 11, 1997, is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of Balcones Woods Apartments, Austin, Texas, is attached hereto.

(iii) Letter Agreements dated February 24, 1997 and February 26, 1997 relating to the sale of Balcones Woods Apartments, Austin, Texas, is attached hereto.

(27) Financial Data Schedule of the Registrant 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated February 11, 1997 was filed reporting the execution of a contract to sell the Balcones Woods Apartments, Austin, Texas.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS LTD.-82


                         By: /s/Jayne A. Kosik
                             ---------------------------
                             Jayne A. Kosik
                             Managing Director, and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XI, the General
                             Partner

Date: March 25,1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XI,
/s/Thomas E. Meador      the General Partner                March 25,1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director, and
                         Chief Financial Officer
                         (Principal Accounting and
                         Financial Officer) of
                         Balcor Partners-XI, the
                         General Partner
/s/Jayne A. Kosik                                           March 25,1997
--------------------                                        --------------
   Jayne A. Kosik

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon disposition of all its interests in real estate. In March 1997, the Partnership disposed of its remaining real estate assets. Upon resolution of the litigation described in
Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.

                                       /s/ Coopers & Lybrand L.L.P.

                                       Coopers & Lybrand L.L.P.

Chicago, Illinois
March 24, 1997

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                               December 31, 1996 and 1995


                                        ASSETS

                                                1996             1995
                                           --------------   --------------
Cash and cash equivalents                  $   4,440,715    $   1,585,311
Restricted investments                                          1,230,000
Escrow deposits                                  320,680          790,489
Accounts and accrued interest receivable          75,524           17,823
Prepaid expenses                                  23,719           66,598
Deferred expenses, net of accumulated
  amortization of $113,985, in 1996
  and $164,686 in 1995                           236,738          490,194
                                           --------------   --------------
                                               5,097,376        4,180,415
                                           --------------   --------------
Investment in real estate:
  Land                                         1,914,223        3,452,798
  Buildings and improvements                   9,747,109       25,174,333
                                           --------------   --------------
                                              11,661,332       28,627,131
  Less accumulated depreciation                5,056,537       12,777,256
                                           --------------   --------------
Investment in real estate, net of
  accumulated depreciation                     6,604,795       15,849,875
                                           --------------   --------------
                                           $  11,702,171    $  20,030,290
                                           ==============   ==============

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $      46,998    $      40,387
Due to affiliates                                 64,953           20,633
Accrued liabilities, principally
  real estate taxes                              310,641          490,554
Security deposits                                 47,624          134,861
Mortgage notes payable                         9,161,938       23,603,034
                                           --------------   --------------
     Total liabilities                         9,632,154       24,289,469
                                           --------------   --------------

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                              December 31, 1996 and 1995
                                   (Continued)


Commitments and contingencies

Limited Partners' capital (deficit)
  (74,133 Interests issued
  and outstanding)                             5,699,713         (485,660)
General Partners' (deficit)                   (3,629,696)      (3,773,519)
                                           --------------   --------------

   Total partners'capital (deficit)            2,070,017       (4,259,179)
                                           --------------   --------------
                                           $  11,702,171    $  20,030,290
                                           ==============   ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
               for the years ended December 31, 1996, 1995 and 1994


                                 Partners' Capital (Deficit)  Accounts
                                 -----------------------------------------
                                                General      Limited
                                 Total          Partner      Partners
                                 -------------- ------------ -------------

Balance at December 31, 1993     $  (8,022,095) $(3,894,154) $ (4,127,941)

Cash distributions to
   Limited Partners(A)                (255,758)                  (255,758)

Net income  for the year
  ended December 31, 1994            5,423,112       50,224     5,372,888
                                 -------------- ------------ -------------
Balance at December 31, 1994        (2,854,741)  (3,843,930)      989,189

Cash distributions to
   Limited Partners(A)              (5,408,002)                (5,408,002)

Net income for the year
  ended December 31, 1995            4,003,564       70,411     3,933,153
                                 -------------- ------------ -------------
Balance at December 31, 1995        (4,259,179)  (3,773,519)     (485,660)

Cash distributions to
   Limited Partners(A)              (5,782,374)                (5,782,374)


Deemed distribution (B)               (286,149)                  (286,149)

Net income for the year
  ended December 31, 1996           12,397,719      143,823    12,253,896
                                 -------------- ------------ -------------
Balance at December 31, 1996     $   2,070,017  $(3,629,696) $  5,699,713
                                 ============== ============ =============

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
               for the years ended December 31, 1996, 1995 and 1994
                                   (Continued)


(A)   Summary of cash distributions paid per Limited Partnership Interest:

                                      1996          1995         1994
                                 -------------- ------------ -------------
        First Quarter            $       4.000  $     1.725          None
        Second Quarter                   4.000       41.725          None
        Third Quarter                   24.000        3.000  $      1.725
        Fourth Quarter                  46.000       26.500         1.725



(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of Eagles Pointe Apartments.

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                    for the years ended December 31, 1996, 1995 and 1994

                                      1996          1995         1994
                                 -------------- ------------ -------------
Income:
  Rental and service             $   6,037,856  $ 7,127,459  $  7,188,617
  Interest on short-term
    investments                        181,728      304,405       247,640
  Interest on wrap-around notes
    receivable                                       92,713       655,750
  Other income                                                    300,000
  Settlement income                    216,750
                                 -------------- ------------ -------------
    Total income                     6,436,334    7,524,577     8,392,007
                                 -------------- ------------ -------------
Expenses:
  Interest on mortgage
    notes payable                    1,639,926    2,067,794     2,834,551
  Depreciation                         652,174      781,939       849,210
  Amortization of deferred
    expenses                            57,528       79,338        93,449
  Property operating                 2,327,464    2,387,812     3,167,857
  Real estate taxes                    569,790      615,826       649,662
  Property management fees             281,843      341,872       358,941
  Administrative                       411,468      490,612       538,507
                                 -------------- ------------ -------------
    Total expenses                   5,940,193    6,765,193     8,492,177
                                 -------------- ------------ -------------
Income (loss) before net
  gains on sales of
  properties and extra-
  ordinary items                       496,141      759,384      (100,170)

Gains on sales of properties        12,521,440    3,244,180     5,523,282
                                 -------------- ------------ -------------
Income before  extraordinary
  items                             13,017,581    4,003,564     5,423,112

Extraordinary items
  Debt extinguishment expense         (619,862)
                                 -------------- ------------ -------------
Net income                       $  12,397,719  $ 4,003,564  $  5,423,112
                                 ============== ============ =============
Income before extraordinary
  items allocated to General
  Partner                        $     150,021  $    70,411  $     50,224
                                   ============== ============ =============

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                    for the years ended December 31, 1996, 1995 and 1994
                                   (Continued)


Income before extraordinary
  items allocated to Limited
  Partner                        $  12,867,559  $ 3,933,153  $  5,372,888
                                 ============== ============ =============
Income before extraordinary
  items per Limited Partnership
  Interest (74,133 issued and
  outstanding)                   $      173.57  $     53.06  $      72.48
                                 ============== ============ =============
Extraordinary items allocated
  to General Partner             $      (6,199)        None          None
                                 ============== ============ =============
Extraordinary items allocated
  to Limited Partners            $    (613,663)        None          None
                                 ============== ============ =============
Extraordinary items per Limited
  Partnership Interest (74,133
  issued and outstanding)        $       (8.28)        None          None
                                 ============== ============ =============
Net income  allocated to
  General Partner                $     143,823  $    70,411  $     50,224
                                 ============== ============ =============
Net income allocated to
  Limited Partners               $  12,253,896  $ 3,933,153  $  5,372,888
                                 ============== ============ =============
Net income per Limited
  Partnership Interest (74,133
  issued and outstanding)        $      165.30  $     53.06  $      72.48
                                 ============== ============ =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995         1994
                                 -------------- ------------ -------------
Operating activities:
  Net income                     $  12,397,719  $ 4,003,564  $  5,423,112
  Adjustments to reconcile net
    income to net cash provided
    by or used in operating
    activities:
      Gains on sales of
        properties                 (12,521,440)  (3,244,180)   (5,523,282)
      Debt extinguishment expense      195,929
      Other income                                               (300,000)
      Depreciation of properties       652,174      781,939       849,210
      Amortization of deferred
        expenses                        57,528       79,338        93,449
      Net change in:
        Escrow deposits                291,266       42,541        84,996
        Accounts and accrued
          interest receivable          (57,701)      95,037       (26,409)
        Prepaid expenses                42,879      (66,598)
        Accounts payable                 6,611      (99,842)       12,849
        Due to affiliates               44,320      (77,208)       30,910
        Accrued liabilities           (179,913)     (29,750)     (258,448)
        Escrow liabilities                          (39,877)       26,251
        Security deposits              (87,237)       9,593       (17,489)
                                 -------------- ------------ -------------
  Net cash provided by
    operating activities               842,135    1,454,557       395,149
                                 -------------- ------------ -------------
Investing activities:

  Proceeds from repayment of
    wrap-around note received
    in connection with sale
    of real estate                                1,342,445
  Proceeds from redemption of
    restricted investments           1,230,000
  Proceeds from sales of
    real estate                     14,759,501                  7,897,882
  Payment of selling costs            (660,654)                  (320,159)
                                 -------------- ------------ -------------
  Net cash provided by
    investing activities            15,328,847    1,342,445     7,577,723
                                 -------------- ------------ -------------

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                    for the years ended December 31, 1996, 1995 and 1994
                                   (Continued)


Financing activities:
  Distributions to
    Limited Partners                (5,782,374)  (5,408,002)     (255,758)
  Deemed distribution                 (286,149)
  Repayment of mortgage notes
    payable                         (7,066,611)                (5,530,000)
  Repayment of mortgage note
    payable - affiliate                                        (2,323,345)
  Principal payments on
    mortgage notes payable            (358,986)    (412,448)     (436,214)
  Funding of capital
    improvement escrows               (144,034)    (135,675)     (129,200)
  Disbursements from capital
    improvement escrows                322,576      451,708       545,754
                                 -------------- ------------ -------------
  Net cash used in
    financing activities           (13,315,578)  (5,504,417)   (8,128,763)
                                 -------------- ------------ -------------
Net change in cash and cash
  equivalents                        2,855,404   (2,707,415)     (155,891)
Cash and cash equivalents at
  beginning of year                  1,585,311    4,292,726     4,448,617
                                 -------------- ------------ -------------


Cash and cash equivalents at
  end of year                    $   4,440,715  $ 1,585,311  $  4,292,726
                                 ============== ============ =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR REALTY INVESTORS LTD.-82
                         (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors Ltd.-82 is engaged principally in the operation of residential real estate located in Austin, Texas.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Songbird Phase I & II Apartments and the Eagles Pointe Apartments and during 1997, sold its remaining property, the Balcones Woods Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 15 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

Interest incurred while properties are under construction is capitalized.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles. Deferred gains on sales of properties resulted from prior year sales being recorded under the installment method. Gains were recognized (based on the gross profit percentage) as future sales proceeds are collected.

(c) Effective January 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of mortgage financing fees which are amortized over the terms of the respective agreements. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

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

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 financial statements to conform with the classification used in 1996 and 1995. This reclassification has not changed the 1994 results.

4. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provides for Balcor Partners-XI to be the General Partner and for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% of the profits and losses. Profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. One hundred percent of Net Cash Receipts available for distribution shall be distributed to the holders of Interests. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 5% of the total Net Cash Receipts being distributed, which will be paid only out of Net Cash Proceeds. The payment of this amount to the General Partner is subordinated to the return to holders of Interests of their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital, as described below.
Under certain circumstances, the General Partner may also participate in the Net Cash Proceeds from (i) the refinancing of Partnership properties and
(ii) the sale of Partnership properties. When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, the General Partner will receive 15% of further distributed Net Cash Proceeds. Such distribution will include the accrued distributive share from operations. The General Partner will receive no distribution of Net Cash Proceeds in accordance with this provision.

5. Wrap-around Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the
Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower an extension. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance, which was $4,807,555 at the time of the repayment. The liability for the underlying mortgage note was assumed by the purchaser of the property. As a result of this repayment, the Partnership recognized the remaining deferred gain of $3,244,180 from the property sale in its 1995 financial statements. The Partnership had recognized interest income related to this wrap-around note during 1995 and 1994.

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1996 and 1995 consisted of the following:

                        Carrying     Carrying   Current    Final
                        Amount of    Amount of   Inter-   Matur-   Current   Estimated
Property Pledged        Notes at     Notes at     est      ity    Monthly    Balloon
as Collateral           12/31/96     12/31/95     Rate     Date    Payment   Payment
-----------------       ----------   ----------   ------   ------  -------   ---------
Apartment Complexes:
Balcones Woods (C)      $9,161,938   $9,319,103   7.625%    2003   $71,726   $7,701,000
Eagles Pointe (A)             None    4,408,130
                              None    2,781,372
Songbird Phases I&II (B)      None    7,094,429
                        ----------   ----------
    Total               $9,161,938  $23,603,034
                       ===========  ===========


See notes (A) through (C) following.

(A) This property was sold in October 1996. See Note 11 of Notes to the Financial Statements for additional information.

(B) This property was sold in September 1996. See Note 11 of Notes to the Financial Statements for additional information.

(C) This property was sold in March 1997. The Partnership was making monthly payments of principal and interest prior to the sale of this property. See Note 16 of Notes to the Financial Statements for additional information.

Real estate with a carrying value of $6,604,795 at December 31, 1996 was pledged as collateral for repayment of the mortgage loan.

The Partnership incurred and paid interest expense on non-affiliated mortgage notes payable of $1,655,049, $2,067,794 and $2,792,114 during 1996, 1995 and
1994, respectively.

7. Management Agreement:

As of December 31, 1996, the property owned by the Partnership is under a management agreement with a third-party management company. This management agreement provides for annual fees of 5% of gross operating receipts.

8. Seller's Participation in Joint Venture:

The Balcones Woods Apartments is owned by a joint venture between the Partnership and the original seller. The property's seller retains an interest in the property through its interest in the joint venture. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment, if any, for the seller's participation in the joint venture.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $6,299,705 less than the tax income of the Partnership for the same period. The decrease in net income for financial statement purposes is primarily from the difference in accumulated depreciation due to the application of different methods for generally accepted accounting principals and tax. Accumulated depreciation is a component of the calculation of the gain on sale.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                        Year Ended       Year Ended         Year Ended
                          12/31/96         12/31/95          12/31/94
                      ----------------- ----------------- -----------------
                       Paid    Payable   Paid    Payable   Paid    Payable
                      ------  --------- ------  --------- ------  ---------
Property manage-
  ment fees            None    None     None       None $336,869       None
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting      $14,097 $11,335  $48,142     $4,054   66,482    $25,801
    Data processing   2,154   1,732   23,877      1,627   44,605     10,907
    Investor com-
      munications      None    None    6,608       None   20,355      5,898
    Legal            11,454   9,210   21,721      2,539   10,594      8,392
    Portfolio
      management     47,960  38,564  109,487     12,306   65,643     39,974
    Other             5,114   4,112    8,284        107   12,668      6,869


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,062, $52,047, and $66,189 in 1996, 1995, and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

In June 1994, the Partnership used cash reserves to repay the $2,323,345 note payable related to the Songbird Phases I and II Apartments which was outstanding from Balcor Real Estate Holdings, Inc., an affiliate of the General Partner. The Partnership incurred interest expense of $42,437 and paid interest expense of $72,120 on this loan during 1994.

The Partnership was required to post a $1,230,000 letter of credit as additional collateral for the Eagles Pointe Apartments mortgage note payable. An affiliate of the General Partner originally had been providing a guarantee for this letter of credit. During 1993, the Partnership pledged $1,230,000 from its cash reserves as cash collateral for the letter of credit in place of the affiliate's guarantee. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulated for the benefit of the Partnership. The Partnership obtained a release of the funds in July
1996, upon meeting certain criteria pursuant to the terms of the loan agreement.

11. Property Sales:

(a) In October 1996, the Partnership sold the Eagles Pointe Apartments in an all cash sale for $11,075,000.  From the proceeds of the sale, the Partnership paid $7,066,611 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $298,233 in selling costs and $423,933 of prepayment penalties. In addition, the Partnership paid a state withholding tax of $286,149 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was $3,938,156, which is net of accumulated depreciation of $4,161,190. For financial statement purposes, the Partnership recognized a gain of $6,838,611 from the sale of this property.

(b) In September 1996, the Partnership sold the Songbird Phase I&II Apartments in an all cash sale for $10,700,000. The purchaser of the Songbird Apartments took title subject to the existing first mortgage loan in the amount of $7,015,499. From the proceeds of the sale, the Partnership paid $362,421 in selling costs. The basis of the property was $4,654,750, which is net of accumulated depreciation of $4,211,703. For financial statement purposes, the Partnership recognized a gain of $5,682,829 from the sale of this property.

(c) In May 1994, the Partnership sold the Via El Camino Apartments for $7,150,000. From the proceeds of the sale, the Partnership paid $5,530,000 in full satisfaction of the property's first mortgage loan. From the proceeds of the sale, the Partnership paid $160,884 in selling costs. The basis of the property sold was $3,841,250, net of accumulated depreciation of $2,536,427. For financial statement purposes, the Partnership recognized a gain of $3,147,866 from the sale of the property.

(d) In February 1994, the Partnership sold the Bemis Square Shopping Center, including a leasehold interest in a portion of the land, for $4,350,000. The purchaser assumed the existing first mortgage loan of $3,602,118. From the proceeds of the sale, the Partnership paid $159,275 in selling costs. The basis of the property sold was $1,815,309, net of accumulated depreciation of $1,579,016. For financial statement purposes, the Partnership recognized a gain of $2,375,416 from the sale of the property.

12. Extraordinary Items:

(a) In September 1996, the Partnership sold the Songbird Phase I&II Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred financing fees in the amount of $192,960. This amount was recognized as an extraordinary item and classified as a debt extinguishment expense.

(b) In October 1996, the Partnership sold the Eagles Pointe Apartments. In connection with the sale, the Partnership paid $423,933 of prepayment penalties and wrote off the remaining unamortized deferred financing fees in the amount of $2,969. These amounts were recognized as extraordinary items and classified as debt extinguishment expense.

13. Settlement Income:

In February 1996, the Partnership reached a settlement with the original seller regarding the purchase of the Balcones Woods Apartments. In connection with this settlement, the Partnership received $216,750 representing amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and restricted investments approximate fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

15. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes it has meritorious defenses to contest the claims.

16. Subsequent Events:

(a) In January 1997, the Partnership made a distribution of $4,003,182 ($54.00 per Interest) to the holders of Limited Partnership Interests representing a quarterly distribution of Net Cash Receipts of $4.00 per Interest for the fourth quarter of 1996 and a special distribution of $50.00 per Interest from Net Cash Proceeds primarily from the sale of Eagles Pointe Apartments.

(b) In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the Balcones Woods Apartments took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $8,888,000 from the sale of this property during the first quarter 1997.

                    BALCOR REALTY INVESTORS LTD.-82
                   (An Illinois Limited Partnership)

          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        as of December 31, 1996
        Col. A                 Col. B          Col. C
              Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings                         Carrying
                               Encum-              and Im-               Improve-      Costs
Description                   brances     Land    provements     Land     ments         (a)
---------------------         -------   -------- ------------  --------  ---------   --------
Balcones Woods Apts.,
  384-units, Austin, TX         (d)   $1,542,435  $ 7,546,641  $(28,797)  $240,505   $2,360,548
                                      ----------  -----------  --------   --------   ----------

  Total                               $1,542,435   $7,546,641  $(28,797)  $240,505   $2,360,548
                                      ==========  ===========  ========   ========   ========

See notes (a) through (e) following.

                                  BALCOR REALTY INVESTORS LTD.-82
                                  (An Illinois Limited Partnership)

                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION                                    as of December 31, 1996
                                                   (Continued)
       Col. A                          Col. E                 Col. F    Col. G      Col. H        Col. I
-------------------       --------------------------------   --------  --------     ------     --------------
                               Gross Amounts at Which                                             Life Upon
                             Carried at Close of Period                                          Which Depre-
                           -------------------------------                                        ciation in
                                    Buildings               Accumulated    Date       Date        Latest Income
                                     and Im-       Total     Deprecia-     of Con-    Acq-          Statement
    Description             Land    provements     (b)(c)     tion(c)      struction  uired       is Computed
 -------------------     --------   ----------    ---------- ---------     ---------  -----       -------------
Balcones Woods Apts.,
  384-units, Austin, TX $1,914,223 $ 9,747,109  $11,661,332  $5,056,537    1983       9/81              (e)
                        ---------- -----------  ----------- -----------
    Total               $1,914,223  $9,747,109  $11,661,332  $5,056,537
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

(b) The aggregate cost of land for Federal income tax purposes is $1,513,638 and the aggregate cost of buildings and improvements for Federal income tax purposes is $7,986,802. The total of these is $9,500,440.

(c)                    Reconciliation of Real Estate
                       -----------------------------
                                       1996         1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year       $28,627,131  $28,627,131  $38,399,133

Deductions during year:
  Cost of real estate sold         (16,965,799)               (9,772,002)
                                   -----------  -----------  -----------
Balance at end of year             $11,661,332  $28,627,131  $28,627,131
                                   ===========  ===========  ===========

Reconciliation of Accumulated Depreciation
------------------------------------------
                                       1996         1995         1994
                                    -----------   ----------  -----------

Balance at beginning of year       $12,777,256  $11,995,317  $15,261,550
Depreciation expense for
  the year                             652,174      781,939      849,210
Accumulated depreciation of
  real estate sold                  (8,372,893)               (4,115,443)
                                   -----------  ------------ ------------
Balance at end of year              $5,056,537  $12,777,256  $11,995,317
                                   ===========  ============ ============

(d) See description of mortgage notes payable in Note 6 of Notes to the Financial Statements.

(e) Depreciation expense is computed based upon the following estimated useful lives:



                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5