Form 10-K/A
period 1996-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1997-04-04
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

In January 1997, the Partnership made a distribution of $4,003,182 ($54.00 per Interest) to the holders of Limited Partnership Interests representing a distribution of Net Cash Receipts of $4.00 per Interest for the fourth quarter of 1996, and a special Net Cash Proceeds distribution of $50.00 per Interest primarily from proceeds received in connection with the sale of Eagles Pointe Apartments in October 1996. Including the January 1997 distribution, investors have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $486.50, totaling $533.40 per $1,000 Interest, as well as certain tax benefits. Future cash distributions will be made from proceeds generated from the sale of Balcones Woods Apartments. In light of results to date, investors will not recover all of their original investment.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to the property of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BALCOR REALTY INVESTORS LTD.-82


                           By:  /s/ Jayne A. Kosik
                               ---------------------------
                                Jayne A. Kosik
                                Managing Director, and Chief
                                Financial Officer (Principal
                                Accounting and Financial Officer)
                                of Balcor Partners-XI, the General
                                Partner

Date:  April 4, 1997
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                   Title                    Date
---------------------  ---------------------------------  -------------
                       President and Chief Executive
                       Officer (Principal Executive
                       Officer) of Balcor Partners-XI,
/s/ Thomas E. Meador   the General Partner                April 4, 1997
---------------------                                     -------------
    Thomas E. Meador

                       Managing Director, and
                       Chief Financial Officer
                       (Principal Accounting and
                       Financial Officer) of Balcor
/s/ Jayne A. Kosik     Partners-XI, the General Partner   April 4, 1997
--------------------                                      -------------
    Jayne A. Kosik