Form 10-Q
period 1997-03-31
BALCOR REALTY INVESTORS LTD 82
filed 1997-05-13
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end March 31, 1997
                             ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS
                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   6,735,218  $   4,440,715
Escrow deposits                                                   320,680
Accounts and accrued interest receivable            74,805         75,524
Prepaid expenses                                     2,291         23,719
Deferred expenses, net of accumulated
  amortization of $113,985 in 1996                                236,738
                                             -------------- --------------
                                                 6,812,314      5,097,376
                                             -------------- --------------
Investment in real estate:
  Land                                                          1,914,223
  Buildings and improvements                                    9,747,109
                                                            --------------
                                                               11,661,332
  Less accumulated depreciation                                 5,056,537
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      6,604,795
                                             -------------- --------------
                                             $   6,812,314  $  11,702,171
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      26,774  $      46,998
Due to affiliates                                   65,105         64,953
Accrued liabilities, principally
  real estate taxes                                               310,641
Security deposits                                                  47,624
Mortgage notes payable                                          9,161,938
                                             -------------- --------------
     Total liabilities                              91,879      9,632,154
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                               6,823,771      5,699,713
General Partner's (deficit)                       (103,336)    (3,629,696)
                                             -------------- --------------
     Total Partners' capital                     6,720,435      2,070,017
                                             -------------- --------------
                                             $   6,812,314  $  11,702,171
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)



                                                   1997           1996
                                              -------------  -------------
Income:
  Rental and service                         $     644,285  $   1,781,348
  Interest on short-term investments                31,613         43,928
  Settlement income                                               216,750
                                              ------------- --------------
    Total income                                   675,898      2,042,026
                                             -------------- --------------

Expenses:
  Interest on mortgage notes payable               126,547        501,374
  Depreciation                                      62,414        195,485
  Amortization of deferred expenses                  7,307         16,253
  Property operating                               319,243        594,764
  Real estate taxes                                 64,727        170,687
  Property management fees                          32,133         87,245
  Administrative                                    68,369         83,988
                                             -------------- --------------
    Total expenses                                 680,740      1,649,796
                                             -------------- --------------
(Loss) income before gain on sale of
  property and extraordinary item                   (4,842)       392,230

Gain on sale of property                         8,887,873
                                             -------------- --------------
Income before extraordinary item                 8,883,031        392,230

Exraordinary item:
  Debt extinguishment expense                     (229,431)
                                             -------------- --------------
Net income                                   $   8,653,600  $     392,230
                                             ============== ==============
Income before extraordinary item
  allocated to General Partner               $   3,528,654  $      19,611
                                             ============== ==============
Income before extraordinary item
  allocated to Limited Partners              $   5,354,377  $     372,619
                                             ============== ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)            $       72.23  $        5.03
                                             ============== ==============

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)


Extraordinary item allocated to
  General Partner                            $      (2,294)          None
                                             ============== ==============
Extraordinary item allocated to
  Limited Partners                           $    (227,137)          None
                                             ============== ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                    $       (3.06)          None
                                             ============== ==============
Net income allocated to General Partner      $   3,526,360  $      19,611
                                             ============== ==============
Net income allocated to Limited Partners     $   5,127,240  $     372,619
                                             ============== ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)            $       69.16  $        5.03
                                             ============== ==============
Distribution to Limited Partners             $   4,003,182  $     296,532
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                   $       54.00  $        4.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)


                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $   8,653,600  $     392,230
  Adjustments to reconcile net income
    to net cash (used in) or provided
    by operating activities:
      Gain on sale of propery                   (8,887,873)
      Debt extinguishment expense                  229,431
      Depreciation of properties                    62,414        195,485
      Amortization of deferred expenses              7,307         16,253
      Net change in:
        Accounts and accrued interest
          receivable                                   719          3,794
        Escrow deposits                            284,574        297,416
        Prepaid expenses                            21,428         50,993
        Accounts payable                           (20,224)        32,947
        Due to affiliates                              152          9,960
        Accrued liabilities                       (310,641)      (333,660)
        Security deposits                          (47,624)        (2,046)
                                             -------------- --------------
  Net cash (used in) or provided
    by operating activities                         (6,737)       663,372
                                             -------------- --------------
Investing activities:

  Proceeds from sale of real estate              6,686,722
  Payment of selling costs                        (369,746)
                                             --------------
  Net cash provided by investing activities      6,316,976
                                             --------------
Financing activities:

  Distribution to Limited Partners              (4,003,182)      (296,532)
  Principal payments on mortgage
    notes payable                                  (48,660)      (106,887)
  Funding of capital improvement escrows           (16,000)       (46,338)
  Disbursements from capital
    improvement escrow                              52,106
                                             -------------- --------------
  Net cash used in financing activities         (4,015,736)      (449,757)
                                             -------------- --------------

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)


Net change in cash and cash equivalents          2,294,503        213,615
Cash and cash equivalents at beginning
  of period                                      4,440,715      1,585,311
                                             -------------- --------------
Cash and cash equivalents at end of period   $   6,735,218  $   1,798,926
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purpose, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Songbird Phase I & II Apartments and the Eagles Pointe Apartments and during 1997, sold its remaining property, the Balcones Woods Apartments. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarters ended March 31, 1997 and 1996, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $126,547 and $501,374, and paid interest expense on non-affiliated mortgage notes payable of $147,831 and $501,374, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid        Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost   $    11,482   $ 65,105

5. Property Sale:

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the Balcones Woods Apartments took title subject to the existing first mortgage loan in the amount of $9,113,278, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statement of Cash Flows. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. The basis of the property was $6,542,381, which is net of accumulated depreciation of $5,118,951. For financial statement purposes, the Partnership recognized a gain of $8,887,873 from the sale of this property.

6. Extraordinary Item:

In March 1997, the Partnership sold the Balcones Woods Apartments. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred financing fees in the amount of $229,431. This amount was recognized as an extraordinary item and classified as a debt extinguishment expense.

7. Contingency:

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

8. Subsequent Event:

In April 1997, the Partnership made a distribution of $4,077,315 to the holders of Limited Partnership Interests representing a special distribution of $55.00 per Interest primarily from Net Cash Proceeds received in connection with the sale of the Balcones Woods Apartments.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. From 1984 through 1996, thirteen of these properties were sold or relinquished through foreclosure. During March 1997, the Partnership sold its remaining property, Balcones Woods Apartments.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain on the sale of Balcones Woods Apartments during 1997, which was the primary reason the Partnership recognized an increase in net income in 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Rental and service income decreased in 1997 as compared to 1996 due to the sales of the Songbird Phase I & II Apartments, the Eagles Pointe Apartments, and the Balcones Woods Apartments in September 1996, October 1996, and March 1997, respectively. During 1997, the Partnership recognized a gain of $8,887,873 in connection with the sale of Balcones Woods Apartments.

Interest income on short-term investments decreased in 1997 as compared to 1996 due to lower average cash balances available for investment resulting from the payment of special distributions to Limited Partners in 1996 and January 1997.

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

Interest expense, depreciation expense, amortization expense, property operating expenses, real estate tax expense, and property management fees decreased in 1997 as compared to 1996 due to the sales of the Songbird Phase I & II Apartments and the Eagles Pointe Apartments in 1996.

The Partnership incurred higher printing and postage costs in connection with responses to tender offers during the first quarter of 1996. As a result, administrative expenses decreased in 1997 as compared to 1996.

In connection with the sale of the Balcones Woods Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $229,431. This amount was recognized as an extraordinary item and classified as debt extinguishment expense in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,295,000 as of March 31, 1997 as compared to December 31, 1996. Cash of approximately $7,000 was used in operating activities to pay administrative expenses which was partially offset by cash generated from property operations and interest on short-term investments. Cash provided by investing activities of approximately $6,317,000 consisted of net proceeds received from the sale of the Balcones Woods Apartments. Cash used in financing activities of approximately $4,016,000 consisted of a special distribution of $4,003,182 to the Limited Partners, principal payments on mortgage notes payable offset by net disbursements received from capital improvement escrows.

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. A portion of the available proceeds were distributed to the Limited Partners in April 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Songbird Phase I & II Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released by the Partnership.

In April 1997, the Partnership made a distribution of $4,077,315 to the holders of Limited Partnership Interests representing a special Net Cash Proceeds distribution of $55.00 per Interest primarily from proceeds received in connection with the sale of Balcones Woods Apartments in March 1997. Remaining proceeds available from the sale of Balcones Woods Apartments will be distributed to Limited Partners as a special distribution in July 1997. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Including the April 1997 distribution, investors have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $541.50, totaling $588.40 per $1,000 Interest, as well as certain tax benefits. Investors will not recover all of their original investment.

During 1996, the Partnership sold the Songbird Phase I & II Apartments and the Eagles Pointe Apartments, and during 1997, sold its remaining property, the Balcones Woods Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exists or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

(ii) First Amendment to Agreement of Sale relating to the sale of Balcones Woods Apartments, Austin, Texas, previously filed as Exhibit (10)(c)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(iii) Letter Agreements dated February 24, 1997 and February 26, 1997 relating to the sale of Balcones Woods Apartments, Austin, Texas, previously filed as Exhibit (10)(c)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K:

No report were filed on Form 8-K during the quarter ended March 31, 1997.

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



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Partners-XI, the General
                                  Partner



Date:  May 12, 1997
      ---------------