Form 10-Q
period 1997-06-30
BALCOR REALTY INVESTORS LTD 82
filed 1997-08-07
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end June 30, 1997
                             -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS
                                                   1997          1996
                                              ------------- -------------
Cash and cash equivalents                      $  2,652,849  $  4,440,715
Escrow deposits                                                   320,680
Accounts and accrued interest receivable             16,928        75,524
Prepaid expenses                                                   23,719
Deferred expenses, net of accumulated
  amortization of $113,985 in 1996                                236,738
                                               ------------- -------------
                                                  2,669,777     5,097,376
                                               ------------- -------------
Investment in real estate:
  Land                                                          1,914,223
  Buildings and improvements                                    9,747,109
                                                             -------------
                                                               11,661,332
  Less accumulated depreciation                                 5,056,537
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                      6,604,795
                                               ------------- -------------
                                               $  2,669,777  $ 11,702,171
                                               ============= =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     39,394  $     46,998
Due to affiliates                                    52,617        64,953
Accrued liabilities, principally
  real estate taxes                                               310,641
Security deposits                                                  47,624
Mortgage notes payable                                          9,161,938
                                               ------------- -------------
     Total liabilities                               92,011     9,632,154

Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                                2,681,102     5,699,713
General Partner's (deficit)                        (103,336)   (3,629,696)
                                               ------------- -------------
     Total Partners' capital                      2,577,766     2,070,017
                                               ------------- -------------
                                               $  2,669,777  $ 11,702,171
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997          1996
                                               ------------- -------------
Income:
  Rental and service                           $    644,285  $  3,566,742
  Interest on short-term investments                 75,696        78,409
  Settlement income                                               216,750
                                               ------------- -------------
    Total income                                    719,981     3,861,901
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                126,547     1,000,461
  Depreciation                                       62,414       390,970
  Amortization of deferred expenses                   7,307        32,506
  Property operating                                366,167     1,192,029
  Real estate taxes                                  64,727       327,581
  Property management fees                           32,133       173,373
  Administrative                                    130,882       214,882
                                               ------------- -------------
    Total expenses                                  790,177     3,331,802
                                               ------------- -------------
(Loss) income before gain on sale of                (70,196)      530,099
  property and extraordinary item

Gain on sale of property                          8,887,873
                                               ------------- -------------
Income before extraordinary item                  8,817,677       530,099

Exraordinary item:
  Debt extinguishment expense                      (229,431)
                                               ------------- -------------
Net income                                     $  8,588,246  $    530,099
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                 $  3,528,654  $     26,505
                                               ============= =============
Income before extraordinary item
  allocated to Limited Partners                $  5,289,023  $    503,594
                                               ============= =============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)              $      71.34  $       6.80
                                               ============= =============

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

Extraordinary item allocated to
  General Partner                              $     (2,294)         None
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                             $   (227,137)         None
                                               ============= =============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                      $      (3.06)         None
                                               ============= =============
Net income allocated to General Partner        $  3,526,360  $     26,505
                                               ============= =============
Net income allocated to Limited Partners       $  5,061,886  $    503,594
                                               ============= =============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding)     $      68.28  $       6.80
                                               ============= =============
Distributions to Limited Partners              $  8,080,497  $    593,064
                                               ============= =============
Distributions per Limited Partnership
  Interest                                     $     109.00  $       8.00
                                               ============= =============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)


                                                    1997          1996
                                               ------------- -------------
Income:
  Rental and service                                         $  1,785,394
  Interest on short-term investments           $     44,083        34,481
                                               ------------- -------------
    Total income                                     44,083     1,819,875
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                              499,087
  Depreciation                                                    195,485
  Amortization of deferred expenses                                16,253
  Property operating                                 46,924       597,265
  Real estate taxes                                               156,894
  Property management fees                                         86,128
  Administrative                                     62,513       130,894
                                               ------------- -------------
    Total expenses                                  109,437     1,682,006
                                               ------------- -------------
Net (loss) income                              $    (65,354) $    137,869
                                               ============= =============
Net (loss) income allocated to General Partner         None  $      6,893
                                               ============= =============
Net (loss) income allocated to Limited Partners$    (65,354) $    130,976
                                               ============= =============
Net (loss) income per Limited Partnership
  Interest (74,133 issued and outstanding)     $      (0.88) $       1.77
                                               ============= =============
Distribution to Limited Partners               $  4,077,315  $    296,532
                                               ============= =============
Distribution per Limited Partnership Interest  $      55.00  $       4.00
                                               ============= =============


The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                    1997          1996
                                               ------------- -------------
Operating activities:
  Net income                                   $  8,588,246  $    530,099
  Adjustments to reconcile net income
    to net cash (used in) or provided
    by operating activities:
      Gain on sale of property                   (8,887,873)
      Debt extinguishment expense                   229,431
      Depreciation of properties                     62,414       390,970
      Amortization of deferred expenses               7,307        32,506
      Net change in:
        Accounts and accrued
          interest receivable                        58,596         1,748
        Escrow deposits                             284,574       240,746
        Prepaid expenses                             23,719       (95,115)
        Accounts payable                             (7,604)      (10,071)
        Due to affiliates                           (12,336)       11,967
        Accrued liabilities                        (310,641)     (176,767)
        Security deposits                           (47,624)       (2,792)
                                               ------------- -------------
  Net cash (used in) or provided by
    operating activities                            (11,791)      923,291
                                               ------------- -------------
Investing activities:
  Proceeds from sale of real estate               6,686,722
  Payment of selling costs                         (369,746)
                                               -------------
  Net cash provided by investing activities       6,316,976
                                               -------------
Financing activities:
  Distributions to Limited Partners              (8,080,497)     (593,064)
  Principal payments on mortgage
    notes payable                                   (48,660)     (216,062)
  Funding of capital improvement escrows            (16,000)      (87,162)
  Disbursements from capital
    improvement escrows                              52,106       135,581
                                               ------------- -------------
  Net cash used in financing activities          (8,093,051)     (760,707)
                                               ------------- -------------

Net change in cash and cash equivalents          (1,787,866)      162,584
Cash and cash equivalents at beginning
    of period                                     4,440,715     1,585,311
                                               ------------- -------------
Cash and cash equivalents at end of period     $  2,652,849  $  1,747,895
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional income during the first quarter of 1997 for financial statement purposes.

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

3. Interest Expense:

During the six months ended June 30, 1997 and 1996, the Partnership incurred interest expense on non-affiliated mortgage notes payable of $126,547 and $1,000,461, and paid interest expense on non-affiliated mortgage notes payable of $147,831 and $1,000,461, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $   41,532     $   30,050 $  52,617

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

8. Subsequent Event:

In July 1997, the Partnership made a distribution of $555,998 to the holders of Limited Partnership Interests representing a special distribution of $7.50 per Interest primarily from Net Cash Proceeds received in connection with the sale of the Balcones Woods Apartments.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain on the sale of Balcones Woods Apartments during 1997, which was the primary reason the Partnership recognized an increase in net income for the six months ended June 30, 1997 as compared to the same period in 1996. Due to the sales of all of the Partnership's properties, which were generating income prior to the second quarter of 1997, the Partnership recognized a net loss during the quarter ended June 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

Rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees decreased in 1997 as compared to 1996 due to the sales of the Songbird Phases I & II Apartments, the Eagles Pointe Apartments, and the Balcones Woods Apartments in September 1996, October 1996, and March 1997, respectively. The decrease in property operating expense was partially offset by the payment of expenses during the quarter ended June 30, 1997 related to certain of the sold properties. During 1997, the Partnership recognized a gain of $8,887,873 in connection with the sale of Balcones Woods Apartments.

Interest income on short-term investments increased during the quarter ended June 30, 1997 as compared to the same period in 1996 due to higher average cash balances available for investment resulting from the investment of the remaining proceeds received in connection with the sale in March 1997 of the Balcones Woods Apartments. Proceeds from the sale were distributed to Limited Partners in April and July, 1997.

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

The Partnership incurred higher printing, postage and investor processing costs in connection with responses to tender offers during the first quarter of 1996. In addition, portfolio management fees decreased during 1997 due to the sales of the Partnership's properties. As a result, administrative expenses decreased in 1997 as compared to 1996.

In connection with the sale of the Balcones Woods Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $229,431. This amount was recognized as an extraordinary item and classified as debt extinguishment expense in 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,788,000 as of June 30, 1997 as compared to December 31, 1996 primarily due to special distributions totaling $8,080,497 made to Limited Partners in 1997. Cash of approximately $12,000 was used in operating activities to pay administrative expenses which was partially offset by cash generated from property operations and interest on short-term investments. Cash provided by investing activities of approximately $6,317,000 consisted of net proceeds received from the sale of the Balcones Woods Apartments. Cash used in financing activities of approximately $8,093,000 consisted of special distributions of $8,080,497 to the Limited Partners and principal payments on mortgage notes payable offset by net disbursements received from capital improvement escrows.

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds was retained by the Partnership and was unavailable for distribution until May 1997 at which time the funds were released. The remainder of the available proceeds were distributed to the Limited Partners in April and July 1997. See Note 5 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Songbird Phase I & II Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released.

In July 1997, the Partnership made a distribution of $555,998 to the holders of

Limited Partnership Interests representing a special Net Cash Proceeds distribution of $7.50 per Interest primarily from the remaining proceeds received in connection with the sale of Balcones Woods Apartments in March 1997. Since all of the Partnership's properties have been sold, no additional quarterly distributions are expected. Including the July 1997 distribution, investors have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $549.00, totaling $595.90 per $1,000 Interest, as well as certain tax benefits. Investors will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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


Date:  August 7, 1997
      --------------------------