Form 10-Q
period 1997-09-30
BALCOR REALTY INVESTORS LTD 82
filed 1997-11-03
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes   X    N0
    ----      ----

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997            1996
                                            --------------  --------------
Cash and cash equivalents                   $   2,074,683   $   4,440,715
Escrow deposits                                                   320,680
Accounts and accrued interest receivable            9,124          75,524
Prepaid expenses                                                   23,719
Deferred expenses, net of accumulated
  amortization of $113,985 in 1996                                236,738
                                            --------------  --------------
                                                2,083,807       5,097,376
                                            --------------  --------------
Investment in real estate:
  Land                                                          1,914,223
  Buildings and improvements                                    9,747,109
                                                            --------------
                                                               11,661,332
  Less accumulated depreciation                                 5,056,537
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      6,604,795
                                            --------------  --------------
                                            $   2,083,807   $  11,702,171
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $       8,725   $      46,998
Due to affiliates                                  51,673          64,953
Accrued liabilities, principally
  real estate taxes                                               310,641
Security deposits                                                  47,624
Mortgage notes payable                                          9,161,938
                                            --------------  --------------
     Total liabilities                             60,398       9,632,154
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interest issued and
  and outstanding)                              2,135,648       5,699,713
General Partner's deficit                        (112,239)     (3,629,696)
                                            --------------  --------------
     Total partners' capital                    2,023,409       2,070,017
                                            --------------  --------------
                                            $   2,083,807   $  11,702,171
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997           1996
                                            --------------  --------------
Income:
  Rental and service                        $     644,285   $   5,295,058
  Interest on short-term investments              105,141         112,319
  Settlement income                                               216,750
  Other income                                     13,048
                                            --------------  --------------
    Total income                                  762,474       5,624,127
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable              126,547       1,479,378
  Depreciation                                     62,414         578,199
  Amortization of deferred expenses                 7,307          48,759
  Property operating                              366,387       1,885,013
  Real estate taxes                                64,727         463,825
  Property management fees                         32,133         251,276
  Administrative                                  171,514         317,230
                                            --------------  --------------
    Total expenses                                831,029       5,023,680
                                            --------------  --------------
(Loss) income before gain on sale of
  property and extraordinary item                 (68,555)        600,447

Gain on sale of property                        8,887,873       5,682,819
                                            --------------  --------------
Income before extraordinary item                8,819,318       6,283,266

Exraordinary item:
  Debt extinguishment expense                    (229,431)       (192,960)
                                            --------------  --------------
Net income                                  $   8,589,887   $   6,090,306
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner              $   3,519,751   $      86,851
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $   5,299,567   $   6,196,415
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)           $       71.49   $       83.59
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                           $      (2,294)  $      (1,930)
                                            ==============  ==============

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                 1997           1996
                                            --------------  -------------
Extraordinary item allocated to
  Limited Partners                          $    (227,137)  $    (191,030)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                   $       (3.06)  $       (2.58)
                                            ==============  ==============
Net income allocated to General Partner     $   3,517,457   $      84,921
                                            ==============  ==============
Net income allocated to Limited Partners    $   5,072,430   $   6,005,385
                                            ==============  ==============
Net income per Limited Partnership Interest
  (74,133 issued and outstanding)           $       68.43   $       81.01
                                            ==============  ==============
Distributions to Limited Partners           $   8,636,495   $   2,372,256
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $      116.50   $       32.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                1997            1996
                                            --------------  --------------
Income:
  Rental and service                                        $   1,728,316
  Interest on short-term investments        $      29,445          33,910
  Other income                                     13,048
                                            --------------  --------------
    Total income                                   42,493       1,762,226
                                            --------------  --------------

Expenses:
  Interest on mortgage notes payable                              478,917
  Depreciation                                                    187,229
  Amortization of deferred expenses                                16,253
  Property operating                                  220         692,984
  Real estate taxes                                               136,244
  Property management fees                                         77,903
  Administrative                                   40,632         102,348
                                            --------------  --------------
    Total expenses                                 40,852       1,691,878
                                            --------------  --------------
Income before gain on sale of
  property and extraordinary item                   1,641          70,348

Gain on sale of property                                        5,682,819
                                            --------------  --------------
Income before extraordinary item                    1,641       5,753,167

Extraordinary item:
  Debt extinguishment expense                                    (192,960)
                                            --------------  --------------
Net income                                  $       1,641   $   5,560,207
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to General Partner              $      (8,903)  $      60,346
                                            ==============  ==============
Income before extraordinary item
  allocated to Limited Partners             $      10,544   $   5,692,821
                                            ==============  ==============
Income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)           $        0.15   $       76.79
                                            ==============  ==============
Extraordinary item allocated to
  General Partner                                    None   $      (1,930)
                                            ==============  ==============

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------
Extraordinary item allocated to
  Limited Partners                                   None   $    (191,030)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)                            None   $       (2.58)
                                            ==============  ==============
Net (loss) income allocated
   to General Partner                       $      (8,903)  $      58,416
                                            ==============  ==============
Net income allocated to Limited Partners    $      10,544   $   5,501,791
                                            ==============  ==============
Net income per Limited Partnership
  Interest (74,133 issued and outstanding)  $        0.15   $       74.22
                                            ==============  ==============
Distribution to Limited Partners            $     555,998   $   1,779,192
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        7.50   $       24.00
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------  --------------
Operating activities:
  Net income                                $   8,589,887   $   6,090,306
  Adjustments to reconcile net income
    to net cash (used in) or provided
    by operating activities:
      Gain on sale of propery                  (8,887,873)     (5,682,819)
      Debt extinguishment expense                 229,431         192,960
      Depreciation of properties                   62,414         578,199
      Amortization of deferred expenses             7,307          48,759
      Net change in:
        Accounts and accrued interest
          receivable                               66,400         (28,684)
        Escrow deposits                           284,574         321,452
        Prepaid expenses                           23,719          (8,888)
        Accounts payable                          (38,273)        317,148
        Due to affiliates                         (13,280)         24,033
        Accrued liabilities                      (310,641)       (193,893)
        Security deposits                         (47,624)        (27,293)
                                            --------------  --------------
  Net cash (used in) or provided
    by operating activities                       (33,959)      1,631,280
                                            --------------  --------------
Investing activities:

  Proceeds from redemption of
    restricted investment                                       1,230,000
  Proceeds from sale of real estate             6,686,722       3,684,501
  Payment of selling costs                       (369,746)       (362,421)
                                            --------------  --------------
  Net cash provided by investing activities     6,316,976       4,552,080
                                            --------------  --------------
Financing activities:

  Distributions to Limited Partners            (8,636,495)     (2,372,256)
  Principal payments on mortgage notes
    payable                                       (48,660)       (303,445)
  Funding of capital improvement escrows          (16,000)       (120,033)
  Disbursements from capital
    improvement escrows                            52,106         322,577
                                            --------------  --------------
  Net cash used in financing activities        (8,649,049)     (2,473,157)
                                            --------------  --------------

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

                                                 1997            1996
                                            --------------  --------------
Net change in cash and cash equivalents        (2,366,032)      3,710,203
Cash and cash equivalents at beginning
  of period                                     4,440,715       1,585,311
                                            --------------  --------------

Cash and cash equivalents at end of period  $   2,074,683   $   5,295,514
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income (loss) allocations between partners have been adjusted for financial statement purposes in 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Songbird Phase I & II Apartments and the Eagles Pointe Apartments and during 1997, sold its remaining property, the Balcones Woods Apartments. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to the Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the nine months ended September 30, 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $126,547 and $1,479,378, and paid interest expense on mortgage notes payable of $147,831 and $1,479,378, respectively.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost      $ 52,885     $ 11,353   $ 51,673


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

6. Extraordinary Item:

In March 1997, the Partnership sold the Balcones Woods Apartments. In connection with the sale, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $229,431. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a higher gain in connection with the sale of the Balcones Woods Apartments during March 1997 as compared to the gain recognized in connection with the sale of the Songbird - Phases I & II Apartments during September 1996. This resulted in an increase in net income during the nine months ended September 30, 1997 as compared to the same period in 1996. The gain recognized in connection with the Songbird - Phases I & II Apartments sale in September 1996 resulted in decreased net income during the quarter ended September 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

Rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees decreased in 1997 as compared to 1996 due to the sales of the Songbird Phases I & II Apartments, the Eagles Pointe Apartments, and the Balcones Woods Apartments in September 1996, October 1996, and March 1997, respectively. During 1997 and 1996, the Partnership recognized gains in connection with the sales of Balcones Woods and Songbird apartment complexes of $8,887,873 and $5,682,819, respectively.

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts due from the seller under the management and guarantee agreement as well as construction defects at the property.

The Partnership recognized other income during 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

The Partnership incurred higher legal, printing, postage and investor processing costs in connection with responses to tender offers during the first quarter of 1996. In addition, portfolio management and accounting fees decreased during 1997 due to the sales of the Partnership's properties. As a result, administrative expenses decreased in 1997 as compared to 1996.

During 1997 and 1996, the Partnership wrote off the remaining unamortized deferred expenses in connection with the sales of the Balcones Woods and Songbird - Phases I & II apartment complexes of $229,431 and $192,960, respectively. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,366,000 as of September 30, 1997 as compared to December 31, 1996 primarily due to the payment of special distributions to Limited Partners in 1997, which was partially offset by net proceeds received in connection with the sale of the Balcones Woods Apartments in 1997. Cash of approximately $34,000 was used in operating activities to pay administrative expenses which was partially offset by cash generated from property operations and interest on short-term investments. Cash provided by investing activities of approximately $6,317,000 consisted of net proceeds received from the sale of the Balcones Woods Apartments. Cash used in financing activities of approximately $8,649,000 consisted of special distributions of $8,636,000 to the Limited Partners and principal payments on mortgage notes payable offset by net disbursements received from capital improvement escrows.

During 1996, the Partnership sold the Songbird - Phases I & II Apartments and the Eagles Pointe Apartments, and during 1997, sold its remaining property, the Balcones Woods Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 7 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the last property sale. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

Pursuant to the sale agreement for the Songbird - Phases I & II Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full.

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds was retained by the Partnership and was unavailable for distribution until May 1997, at which time the funds were released in full. The available proceeds were distributed to the Limited Partners in April and July 1997. See Note 5 of Notes to Financial Statements for additional information.

Since all of the Partnership's properties have been sold, no additional distributions are expected. To date, investors have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $549.00, totaling $595.90 per $1,000 Interest, as well as certain tax benefits. Investors will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: October 31, 1997
      -----------------