Form 10-K
period 1997-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1998-03-19
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Realty Investors Ltd.- 82 (the "Registrant") is a limited partnership formed in 1981 under the laws of the State of Illinois. The Registrant raised $74,133,000 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire fourteen real property investments and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold two properties. During 1997, the Registrant sold its remaining property, the Balcones Woods Apartments. The Registrant has retained a portion of the cash from the property sales to satisfy the obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings." In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

During March 1997, the Registrant sold the Balcones Woods Apartments for $15,800,000. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Partners-XI, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997 and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Advisors, and other affiliated entities and various individuals are named defendants in the action. The most recent amended complaint, plaintiffs' Third Amended Complaint, alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated
Partnerships and the acquisition of real properties for the Affiliated Partnerships. The Third Amended Complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 6,762.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  --------------------------------------------------------
                     1997        1996       1995        1994        1993
                  ---------- ---------- ----------- -----------  ---------

Total income        $796,322 $6,436,334  $7,524,577  $8,392,007 $9,010,969
(Loss) income before
net gains on sales
of assets and
extraordinary items (72,860)    496,141     759,384   (100,170)  (950,479)
Net income         8,585,582 12,397,719   4,003,564   5,423,112  3,749,327
Net income
per Limited Part-
nership Interest-
Basic and Diluted       68.37    165.30       53.06       72.48      50.58
Total assets       2,057,530 11,702,171  20,030,290  26,891,815 34,122,065
Mortgage notes
payable                 None  9,161,938  23,603,034  28,823,037 40,714,714
Cash distributions
per Limited Part-
nership Interest (A)  116.50      78.00       72.95        3.45       None

(A) This amount includes distributions of original capital of $112.50, $63.00 and $63.50 per Limited Partnership Interest during the years 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis  of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors Ltd.-82 (the "Partnership") recognized gains on sales of properties during each of 1997, 1996 and 1995. These gains resulted in a decrease in net income in 1997 as compared to 1996 and an increase in net income in 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Rental and service income, interest expense on mortgage notes payable, depreciation expense, amortization of deferred expenses, property operating expense, real estate tax expense and property management fees decreased in 1997 as compared to 1996 due to the sales of the Songbird-Phases I & II, Eagles Pointe and Balcones Woods apartment complexes in September 1996,
October 1996, and March 1997, respectively. During 1997 and 1996, the Partnership recognized gains in connection with these sales of $8,887,873 and $12,521,440, respectively.

Higher average cash balances were available for investment in 1996 due to the proceeds received in connection with the 1996 property sales prior to distribution to Limited Partners. This resulted in a decrease in interest income on short-term investments during 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts received from the seller under the management and guarantee agreement as well as construction defects at the property.

The Partnership incurred legal, printing and postage and investor processing costs in connection with responses to tender offers during 1996. In addition, portfolio management and accounting fees decreased during 1997 due to the sales of the Partnership's properties. As a result, administrative expenses decreased in 1997 as compared to 1996.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sale of the Balcones Woods Apartments of $229,431. During 1996, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sales of the Songbird-Phases I & II and the Eagles Pointe apartment complexes of $192,960 and $2,969, respectively. In addition, the Partnership paid $423,933 in prepayment penalties in connection with the sale of the Eagles Pointe Apartments. These amounts were recognized as extraordinary items and classified as debt extinguishment expense for financial statement purposes.

1996 Compared to 1995
---------------------

Rental and service income, depreciation expense, amortization of deferred expenses and property management fees decreased in 1996 as compared to 1995 due to the sales of the Songbird-Phases I & II and the Eagles Pointe apartment complexes in September and October 1996, respectively.

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

Interest expense decreased in 1996 as compared to 1995 due to the sales of the Songbird-Phases I & II and the Eagles Pointe apartment complexes during 1996 and the repayment of the Meridian Hills Court Apartments wrap-around note during 1995.

As a result of the sale of two properties in 1996, property operating expenses decreased by approximately $289,000 during 1996 as compared to 1995. This decrease was partially offset by an increase in utilities, insurance, payroll and operating expenses of approximately $218,000 at the Balcones Woods and the Eagles Pointe apartment complexes.

Real estate tax expense decreased in 1996 as compared to 1995 due to the sales of the Songbird-Phases I & II and the Eagles Pointe apartment complexes by approximately $85,000. This decrease was partially offset by an increase at the Balcones Woods Apartments of approximately $38,000 due to increased tax rates.

The Partnership incurred legal, consulting, printing and postage costs in connection with responses to tender offers during 1995 and 1996. As a result of higher fees incurred by the Partnership in 1995, administrative expenses decreased during 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,398,000 as of December 31, 1997 when compared to December 31, 1996 primarily due to the payment of distributions to Limited Partners in 1997, which was partially offset by net proceeds received in connection with the sale of the Balcones Woods Apartments in 1997. Cash of approximately $105,000 was used in operating activities to pay administrative expenses which was partially offset by cash generated from property operations and interest income on short-term investments. Cash provided by investing activities of approximately $6,317,000 consisted of net proceeds received from the sale of the Balcones Woods Apartments. Cash used in financing activities of approximately $8,610,000 consisted of distributions of $8,636,000 to the Limited Partners and principal payments on mortgage notes payable offset by net disbursements received from capital improvement escrows. In January 1998, the Partnership made a distribution of $495,747 to Limited Partners representing a distribution of remaining available Net Cash Proceeds, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining property, the Balcones Woods Apartments. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item
3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,113,278. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. Pursuant to the terms of the sale, $200,000 of the proceeds was retained by the Partnership and was unavailable for distribution until May 1997, at which time the funds were released in full. The available proceeds were distributed to the Limited Partners in April and July 1997. See Note 11 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Songbird - Phases I & II Apartments, $500,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until January 1997, at which time the funds were released in full.

The Partnership made distributions totaling $116.50, $78.00, and $72.95 per Interest in 1997, 1996, and 1995, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $4.00 of Net Cash Receipts and $112.50 of Net Cash Proceeds in 1997, $15.00 of Net Cash Receipts and $63.00 of Net Cash Proceeds in 1996, and $9.45 of Net Cash Receipts and $63.50 of Net Cash Proceeds in 1995.

In January 1998, the Partnership made a distribution of $495,747 ($6.69 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds. Including the January 1998 distribution, Limited Partners have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $555.69, totaling $602.59 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                        December 31, 1997           December 31, 1996
                     ------------------------    ------------------------
                      Financial      Tax          Financial       Tax
                      Statements   Returns       Statements     Returns
                     -----------  -----------    -----------  -----------
Total assets          $2,057,530  $10,347,466    $11,702,171  $15,614,574
Partners' capital
  (deficit):
    General Partner    (112,239)    (112,239)    (3,629,696)  (1,814,903)
    Limited Partners   2,131,343   10,430,582      5,699,713    7,797,325

Net income:
    General Partner    3,517,457    1,702,664        143,823    3,370,669
    Limited Partners   5,068,125   11,269,752     12,253,896   15,326,755
    Per Limited
      Partnership
      Interest             68.37(A)    152.02         165.30(A)    206.75

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

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

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                        OFFICERS

Chairman, President and Chief
   Executive Officer                           Thomas E. Meador
Senior Vice President                          Alexander J. Darragh
Senior Vice President                          John K. Powell, Jr.
Senior Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40)  joined Balcor in August  1982 and, as Chief  Financial
Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d)  There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,336 in 1997 with respect to one of the executive officers and directors of Balcor Partners - XI, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a)    The  following  entities  are  the  sole  Limited  Partners  which   own
beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
------------------------------------------------------------------------------
Limited             WIG 82              6,436.64       8.68%
Partnership         Partners            Limited
Interests           Chicago,            Partnership
                    Illinois            Interests

Limited             Metropolitan        3,248.34       4.38%
Partnership         Acquisition VII     Limited
Interests           Greensville,        Partnership
                    South Carolina      Interests

While Metropolitan Acquisition VII individually owns less than 5% of the Interests, for purposes of this Item 12, Metropolitan Acquisition VII is an affiliate of WIG 82 Partners and, collectively, they own 13.06% of the Interests.

(b) Neither Balcor Partners-XI nor its officers or partners own any Limited Partnership Interests of the Registrant.

Relatives of the officers and affiliates of the General Partner own 25 Limited Partnership Interests.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
------------------------------------------------------------------------
(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(27) Financial Data Schedule of the Registrant 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1997.

(c) Exhibits: See item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR REALTY INVESTORS LTD.-82


                         By: Jayne A. Kosik
                             ---------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor Partners-XI, the General
                             Partner

Date:
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XI,
  Thomas E. Meador       the General Partner
--------------------                                        --------------
  Thomas E. Meador

                         Senior Managing Director and
                         Chief Financial Officer
                         (Principal Accounting Officer)
                         of Balcor Partners-XI, the
                         General Partner
   Jayne A. Kosik
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors Ltd.-82:


We have audited the financial statements of Balcor Realty Investors Ltd.-82 (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon disposition of all its interests in real estate. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate assets. Upon resolution of the litigation described in Note 15 to the financial statements, the Partnership intends to cease operations and dissolve.

                                        COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 16, 1998

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                 1997             1996
                                           --------------   --------------
Cash and cash equivalents                  $   2,042,608    $   4,440,715
Escrow deposits                                                   320,680
Accounts and accrued interest receivable          14,922           75,524
Prepaid expenses                                                   23,719
Deferred expenses, net of accumulated
  amortization of $113,985 in 1996                                236,738
                                           --------------   --------------
                                               2,057,530        5,097,376
                                           --------------   --------------
Investment in real estate:
  Land                                                          1,914,223
  Buildings and improvements                                    9,747,109
                                                            --------------
                                                               11,661,332
  Less accumulated depreciation                                 5,056,537
                                                            --------------
Investment in real estate, net of
  accumulated depreciation                                      6,604,795
                                           --------------   --------------
                                           $   2,057,530    $  11,702,171
                                           ==============   ==============

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      12,680    $      46,998
Due to affiliates                                 25,746           64,953
Accrued liabilities, principally
  real estate taxes                                               310,641
Security deposits                                                  47,624
Mortgage note payable                                           9,161,938
                                           --------------   --------------
     Total liabilities                            38,426        9,632,154
                                           --------------   --------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                             2,131,343        5,699,713
General Partners' deficit                       (112,239)      (3,629,696)
                                           --------------   --------------
     Total partners'capital                    2,019,104        2,070,017
                                           --------------   --------------
                                           $   2,057,530    $  11,702,171
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996 and 1995


                                 Partners'   Capital  (Deficit)   Accounts
                                 ------------------------------------------
                                                    General       Limited
                                     Total          Partner       Partners
                                 -------------- ------------- -------------

Balance at December 31, 1994     $  (2,854,741) $ (3,843,930) $    989,189

Cash distributions to
   Limited Partners(A)              (5,408,002)                 (5,408,002)

Net income  for the year
  ended December 31, 1995            4,003,564        70,411     3,933,153
                                 -------------- ------------- -------------
Balance at December 31, 1995        (4,259,179)   (3,773,519)     (485,660)

Cash distributions to
   Limited Partners(A)              (5,782,374)                 (5,782,374)

Deemed distribution (B)               (286,149)                   (286,149)

Net income for the year
  ended December 31, 1996           12,397,719       143,823    12,253,896
                                 -------------- ------------- -------------
Balance at December 31, 1996         2,070,017    (3,629,696)    5,699,713

Cash distributions to
   Limited Partners(A)              (8,636,495)                 (8,636,495)

Net income for the year
  ended December 31, 1997            8,585,582     3,517,457     5,068,125
                                 -------------- ------------- -------------
Balance at December 31, 1997     $   2,019,104  $   (112,239) $  2,131,343
                                 ============== ============= =============

(A)   Summary of cash distributions paid per Limited Partnership Interest:

                                       1997          1996          1995
                                 -------------- ------------- -------------
        First Quarter            $      54.000  $      4.000  $      1.725
        Second Quarter                  55.000         4.000        41.725
        Third Quarter                    7.500        24.000         3.000
        Fourth Quarter                    None        46.000        26.500

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of Eagles Pointe Apartments.

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995


                                       1997          1996          1995
                                 -------------- ------------- -------------
Income:
  Rental and service             $     644,285  $  6,037,856  $  7,127,459
  Interest on short-term
    investments                        133,138       181,728       304,405
  Interest on wrap-around note
    receivable                                                      92,713
  Other income                          18,899
  Settlement income                                  216,750
                                 -------------- ------------- -------------
    Total income                       796,322     6,436,334     7,524,577
                                 -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                      126,547     1,639,926     2,067,794
  Depreciation                          62,414       652,174       781,939
  Amortization of deferred
    expenses                             7,307        57,528        79,338
  Property operating                   360,943     2,327,464     2,387,812
  Real estate taxes                     64,727       569,790       615,826
  Property management fees              32,133       281,843       341,872
  Administrative                       215,111       411,468       490,612
                                 -------------- ------------- -------------
    Total expenses                     869,182     5,940,193     6,765,193
                                 -------------- ------------- -------------
(Loss) income before
  gains on sales of
  properties and extra-
  ordinary items                       (72,860)      496,141       759,384

Gains on sales of properties         8,887,873    12,521,440     3,244,180
                                 -------------- ------------- -------------
Income before  extraordinary
  items                              8,815,013    13,017,581     4,003,564

Extraordinary items:
  Debt extinguishment expense         (229,431)     (619,862)
                                 -------------- ------------- -------------
Net income                       $   8,585,582  $ 12,397,719  $  4,003,564
                                 ============== ============= =============
Income before extraordinary
  items allocated to General
  Partner                        $   3,611,453  $    150,021  $     70,411
                                 ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


Income before extraordinary
  items allocated to Limited
  Partners                       $   5,203,560  $ 12,867,560  $  3,933,153
                                 ============== ============= =============
Income before extraordinary
  items per Limited Partnership
  Interest (74,133 issued and
  outstanding)-Basic and Diluted $       70.20  $     173.58  $      53.06
                                 ============== ============= =============
Extraordinary items allocated
  to General Partner             $     (93,996) $     (6,199)  None
                                 ============== ============= =============
Extraordinary items allocated
  to Limited Partners            $    (135,435) $   (613,663)  None
                                 ============== ============= =============
Extraordinary items per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted              $       (1.83) $      (8.28)  None
                                 ============== ============= =============
Net income  allocated to
  General Partner                $   3,517,457  $    143,822  $     70,411
                                 ============== ============= =============
Net income allocated to
  Limited Partners               $   5,068,125  $ 12,253,897  $  3,933,153
                                 ============== ============= =============
Net income per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted              $       68.37  $     165.30  $      53.06
                                 ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995


                                      1997          1996          1995
                                -------------- ------------- -------------
Operating activities:
  Net income                    $   8,585,582  $ 12,397,719  $  4,003,564
  Adjustments to reconcile net
    income to net cash (used in)
    or provided by operating
    activities:
      Gains on sales of
        properties                 (8,887,873)  (12,521,440)   (3,244,180)
      Debt extinguishment expense     229,431       195,929
      Depreciation of properties       62,414       652,174       781,939
      Amortization of deferred
        expenses                        7,307        57,528        79,338
      Net change in:
        Escrow deposits               245,881       291,266        42,541
        Accounts and accrued
          interest receivable          60,602       (57,701)       95,037
        Prepaid expenses               23,719        42,879       (66,598)
        Accounts payable              (34,318)        6,611       (99,842)
        Due to affiliates             (39,207)       44,320       (77,208)
        Accrued liabilities          (310,641)     (179,913)      (29,750)
        Escrow liabilities                                        (39,877)
        Security deposits             (47,624)      (87,237)        9,593
                                -------------- ------------- -------------
  Net cash (used in) or provided
    by operating activities          (104,727)      842,135     1,454,557
                                -------------- ------------- -------------
Investing activities:

  Proceeds from repayment of
    wrap-around note received
    in connection with sale
    of real estate                                              1,342,445
  Proceeds from redemption of
    restricted investment                         1,230,000
  Proceeds from sale of
    real estate                     6,686,722    14,759,501
  Payment of selling costs           (369,746)     (660,654)
                                -------------- ------------- -------------
  Net cash provided by
    investing activities            6,316,976    15,328,847     1,342,445
                                -------------- ------------- -------------
Financing activities:
  Distributions to
    Limited Partners               (8,636,495)   (5,782,374)   (5,408,002)

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)


  Deemed distribution                              (286,149)
  Repayment of mortgage note
    payable                                      (7,066,611)
  Principal payments on
    mortgage notes payable            (48,660)     (358,986)     (412,448)
  Funding of capital
    improvement escrows               (16,000)     (144,034)     (135,675)
  Disbursements from capital
    improvement escrows                90,799       322,576       451,708
                                -------------- ------------- -------------
  Net cash used in
    financing activities           (8,610,356)  (13,315,578)   (5,504,417)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                      (2,398,107)    2,855,404    (2,707,415)
Cash and cash equivalents at
  beginning of year                 4,440,715     1,585,311     4,292,726
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   2,042,608  $  4,440,715  $  1,585,311
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Realty Investors Ltd.-82 (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold two properties. During 1997, the Partnership sold its remaining property, the Balcones Woods Apartments. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 15 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using straight-line and accelerated methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 30
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

Interest incurred while properties were under construction was capitalized.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles. Deferred gains on sales of properties resulted from prior year sales being recorded under the installment method. Gains were recognized (based on the gross profit percentage) as sales proceeds were collected.

(c) Effective January 1, 1995 the partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of mortgage financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates can not be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

(h)  Cash  and  cash  equivalents   include  all  unrestricted  highly   liquid
investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provides for Balcor Partners-XI to be the General Partner and for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% and Limited Partners 95% of the profits and losses. However, it further provides that profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests. In addition, there shall be accrued for the benefit of the General Partner as its distributive share from operations, an amount equivalent to approximately 5% of the total Net Cash Receipts being distributed, which was payable only out of Net Cash Proceeds. The payment of this amount to the General Partner is subordinated to the return to holders of Interests of their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital, as described below.
Under certain circumstances, the General Partner may also participate in the Net Cash Proceeds from (i) the refinancing of Partnership properties and
(ii) the sale of Partnership properties. When and as the Partnership sells or refinances its properties, the Net Cash Proceeds resulting therefrom, which are available for distribution, will be distributed only to holders of Interests until such time as holders of Interests have received an amount equal to their Original Capital plus a 3% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, the General Partner will receive 15% of further distributed Net Cash Proceeds. Such distribution will include the accrued distributive share from operations. The General Partner will not receive any distribution of Net Cash Receipts or Net Cash Proceeds in accordance with these provisions.

5. Mortgage Note Payable:

As of December 31, 1996, the Partnership had a mortgage note payable outstanding of $9,161,938 related to the Balcones Woods Apartments. During 1997, the property was sold and the purchaser took title subject to the mortgage note as further described in Note 11 of Notes to the Financial Statements.

During 1997, 1996 and 1995, the Partnership incurred interest expense on mortgage notes payable of $126,547, $1,639,926 and $2,067,794 and paid interest expense on mortgage notes payable of $147,831, $1,655,049 and $2,067,794, respectively.

6. Repayment of Note Receivable:

In February 1995, the Partnership received $1,342,445 as payment in full on the wrap-around note that had been received in connection with the sale of the
Meridian Hills Court Apartments. This note had matured in November 1994, but the Partnership granted the borrower an extension. The amount received represented the wrap-around note balance of $6,150,000, less the underlying mortgage note balance, which was $4,807,555 at the time of the repayment. The liability for the underlying mortgage note was assumed by the purchaser of the property, which represents a non-cash transaction to the Partnership. Accordingly, the non-cash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. As a result of this repayment, the Partnership recognized the remaining deferred gain of $3,244,180 from the property sale in its 1995 financial statements. The Partnership had recognized interest income related to this wrap-around note during 1995.

7. Seller's Participation in Joint Venture:

The Balcones Woods Apartments was owned by a joint venture between the Partnership and the seller. Consequently, the seller retained an interest in the property through an interest in the joint venture. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate deduction from income, if any, for the seller's participation in the joint venture. The property was sold in March 1997. The seller did not receive any of the sales proceeds.

8. Management Agreement:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

9. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $4,382,850 less than the taxable income for the same period. The lower net income for financial statement purposes is primarily from the difference in accumulated depreciation due to the application of different methods for generally accepted accounting principle and tax. Accumulated depreciation is a component of the calculation of the gain on sale.

10. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                        Year Ended       Year Ended         Year Ended
                          12/31/97         12/31/96          12/31/95
                      ----------------- ----------------- -----------------
                       Paid    Payable   Paid    Payable   Paid    Payable
                      ------  --------- ------  --------- ------  ---------
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting       $21,969   $6,531   $14,097  $11,335 $48,142     $4,054
    Data processing    5,228    1,050     2,154    1,732  23,877      1,627
    Investor com-
      munications       None     None      None     None   6,608       None
    Legal             14,798    4,366    11,454    9,210  21,721      2,539
    Portfolio
      management      40,809   12,882    47,960   38,564 109,487     12,306
    Other              4,112      917     5,114    4,112   8,284        107

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $8,062 and $52,047 in 1996 and 1995, respectively.

The Partnership had been required to post a $1,230,000 letter of credit as additional collateral for the Eagles Pointe Apartments mortgage note payable. An affiliate of the General Partner originally had been providing a guarantee for this letter of credit. During 1993, the Partnership pledged $1,230,000 from its cash reserves as cash collateral for the letter of credit in place of the affiliate's guarantee. The amount pledged as collateral was invested in short-term instruments pursuant to the terms of the pledge agreement with the lending institution. Interest earned on this amount accumulated for the benefit of the Partnership. The Partnership obtained a release of the funds in July
1996, upon meeting certain criteria pursuant to the terms of the loan agreement.

11. Property Sales:

(a) In March 1997, the Partnership sold the Balcones Woods Apartments for $15,800,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $9,113,278, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $369,746 in selling costs. The basis of the property was $6,542,381, which is net of accumulated depreciation of $5,118,951. For financial statement purposes, the Partnership recognized a gain of $8,887,873 from the sale of this property.

(b) In October 1996, the Partnership sold the Eagles Pointe Apartments in an all cash sale for $11,075,000. From the proceeds of the sale, the Partnership paid $7,066,611 to the third party mortgage holder in full satisfaction of the first and second mortgage loans, and paid $298,233 in selling costs and $423,933 of prepayment penalties. In addition, the Partnership paid a state withholding tax of $286,149 on behalf of the Limited Partners relating to the gain on the sale of the property which has been recorded as a deemed distribution for financial statement purposes. The basis of the property was
$3,938,156, which is net of accumulated depreciation of $4,161,190. For financial statement purposes, the Partnership recognized a gain of $6,838,611 from the sale of this property.

(c) In September 1996, the Partnership sold the Songbird-Phases I & II Apartments in an all cash sale for $10,700,000. The purchaser of the property took title subject to the existing first mortgage loan in the amount of $7,015,499, which represents a noncash transaction to the Partnership. Accordingly, the noncash aspect of this transaction is not presented in the Partnership's Statements of Cash Flows. From the proceeds of the sale, the Partnership paid $362,421 in selling costs. The basis of the property was $4,654,750, which is net of accumulated depreciation of $4,211,703. For financial statement purposes, the Partnership recognized a gain of $5,682,829 from the sale of this property.

12. Extraordinary Items:

(a) In March 1997, the Partnership sold the Balcones Woods Apartments. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $229,431. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(b) In September 1996, the Partnership sold the Songbird-Phases I & II Apartments. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $192,960. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

(c) In October 1996, the Partnership sold the Eagles Pointe Apartments. In connection with the sale, the Partnership paid $423,933 of prepayment penalties and wrote-off the remaining unamortized deferred expenses in the amount of $2,969. These amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

13. Settlement Income:

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts received from the seller under the management and guarantee agreement as well as construction defects at the property.

14. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximate fair value.

Based on borrowing rates available to the Partnership at the end of 1996 for a mortgage loan with a similar term and maturity, the fair value of the mortgage note payable approximated the carrying value.

15. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes it has meritorious defenses to contest the claims.

16. Subsequent Event:

In January 1998, the Partnership made a distribution of $495,747 ($6.69 per Interest) to the holders of Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds.