Form 10-Q
period 1998-03-31
BALCOR REALTY INVESTORS LTD 82
filed 1998-05-05
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end March 31, 1998
                             ---------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,513,226   $   2,042,608
Accounts and accrued interest receivable            9,012          14,922
Prepaid expenses                                    1,900
                                            --------------  --------------
                                            $   1,524,138   $   2,057,530
                                            ==============  ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      26,951   $      12,680
Due to affiliates                                  29,971          25,746
                                            --------------  --------------
     Total liabilities                             56,922          38,426
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                              1,579,455       2,131,343
General Partner's deficit                        (112,239)       (112,239)
                                            --------------  --------------
     Total partners' capital                    1,467,216       2,019,104
                                            --------------  --------------
                                            $   1,524,138   $   2,057,530
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                             -------------   -------------
Income:
  Rental and service                                        $     644,285
  Interest on short-term investments        $      21,491          31,613
                                             -------------  --------------
    Total income                                   21,491         675,898
                                            --------------  --------------
Expenses:
  Interest on mortgage note payable                               126,547
  Depreciation                                                     62,414
  Amortization of deferred expenses                                 7,307
  Property operating                                              319,243
  Real estate taxes                                 8,950          64,727
  Property management fees                                         32,133
  Administrative                                   68,682          68,369
                                            --------------  --------------
    Total expenses                                 77,632         680,740
                                            --------------  --------------
Loss before gain on sale of
  property and extraordinary item                 (56,141)         (4,842)

Gain on sale of property                                        8,887,873
                                            --------------  --------------
(Loss) income before extraordinary item           (56,141)      8,883,031

Exraordinary item:
  Debt extinguishment expense                                    (229,431)
                                            --------------  --------------
Net (loss) income                           $     (56,141)  $   8,653,600
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $   3,528,654
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners             $     (56,141)  $   5,354,377
                                            ==============  ==============
(Loss) income before extraordinary item per
  Limited Partnership Interest (74,133
  issued and outstanding)-Basic and Diluted $       (0.76)  $       72.23
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)

                                                 1998            1997
                                            -------------   -------------

Extraordinary item allocated to
  General Partner                                    None   $      (2,294)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (227,137)
                                            ==============  ==============
Extraordinary item per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                                None   $       (3.06)
                                            ==============  ==============
Net income allocated to General Partner              None   $   3,526,360
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (56,141)  $   5,127,240
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                       $       (0.76)  $       69.16
                                            ==============  ==============
Distribution to Limited Partners            $     495,747   $   4,003,182
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                  $        6.69   $       54.00

                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $     (56,141)  $   8,653,600
  Adjustments to reconcile net (loss) income
    to net cash used in operating
    activities:
      Gain on sale of property                                 (8,887,873)
      Debt extinguishment expense                                 229,431
      Depreciation of property                                     62,414
      Amortization of deferred expenses                             7,307
      Net change in:
        Accounts and accrued interest
          receivable                                5,910             719
        Escrow deposits                                           284,574
        Prepaid expenses                           (1,900)         21,428
        Accounts payable                           14,271         (20,224)
        Due to affiliates                           4,225             152
        Accrued liabilities                                      (310,641)
        Security deposits                                         (47,624)
                                            --------------  --------------
  Net cash used in operating activities           (33,635)         (6,737)
                                            --------------  --------------
Investing activities:

  Proceeds from sale of property                                6,686,722
  Payment of selling costs                                       (369,746)
                                                             -------------
  Net cash provided by investing activities                     6,316,976
                                                             -------------
Financing activities:

  Distribution to Limited Partners               (495,747)     (4,003,182)
  Principal payments on mortgage
    note payable                                                  (48,660)
  Funding of capital improvement escrow                           (16,000)
  Disbursements from capital
    improvement escrow                                             52,106
                                            --------------  --------------
  Net cash used in financing activities          (495,747)     (4,015,736)
                                            --------------  --------------

Net change in cash and cash equivalents          (529,382)      2,294,503
Cash and cash equivalents at beginning
  of period                                     2,042,608       4,440,715
                                            --------------  --------------
Cash and cash equivalents at end of period  $   1,513,226   $   6,735,218
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The (loss) income allocations between Limited Partners and the General Partner have been adjusted for financial statement purposes during 1998 and 1997 to more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the quarter ended March 31, 1997, the Partnership incurred interest expense of $126,547 and paid interest expense of $147,831 on the mortgage note payable.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost        $6,285   $29,971

5. Contingency:

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

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. As of March 31, 1998, the Partnership has no properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest earned on short-term investments during the quarter ended March 31, 1998. This was the primary reason the Partnership recognized a net loss for the quarter ended March 31, 1998. During 1997, the Partnership recognized a gain on the sale of Balcones Woods Apartments, which was the reason the Partnership recognized net income for the quarter ended March 31, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

During 1997, the Partnership sold the Balcones Woods Apartments and recognized a gain on sale of $8,887,873. As a result of the sale of this property, rental and service income, interest expense on mortgage note payable, depreciation, amortization, and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in January and April 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

Real estate taxes ceased during 1997 due to the sale of the Balcones Woods Apartments in 1997. However, the Partnership paid additional 1997 real estate taxes related to the Balcones Woods Apartments during 1998.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sale of the Balcones Woods Apartments of $229,431. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statements purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $529,000 as of March 31, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998. The Partnership used cash of approximately $34,000 in its operating activities primarily to pay administrative expenses and real estate taxes related to the Balcones Woods Apartments, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $496,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusions of these contingencies.

To date, Limited Partners have received distributions of Net Cash Receipts of $46.90 and Net Cash Proceeds of $555.69, totaling $602.59 per $1,000 Interest, as well as certain tax benefits. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed. Limited Partners will not recover all of their original investment.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR REALTY INVESTORS LTD.-82

                              By:/s/Thomas E. Meador
                                  -----------------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Partners-XI, the General Partner

                              By:/s/Jayne A. Kosik
                                  -----------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of Balcor Partners-XI, the
                                    General Partner


Date: May 5, 1998
      --------------------------