Form 10-Q
period 1998-06-30
BALCOR REALTY INVESTORS LTD 82
filed 1998-08-12
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end June 30, 1998
                             ---------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                    1998          1997
                                               ------------- -------------
Cash and cash equivalents                      $  1,491,270  $  2,042,608
Accounts and accrued interest receivable              6,514        14,922
                                               ------------- -------------
                                                  1,497,784     2,057,530
                                               ============= =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     22,473  $     12,680
Due to affiliates                                    37,384        25,746
                                               ------------- -------------
     Total liabilities                               59,857        38,426
                                               ------------- -------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                                1,550,166     2,131,343
General Partner's deficit                          (112,239)     (112,239)
                                               ------------- -------------
     Total partners' capital                      1,437,927     2,019,104
                                               ------------- -------------
                                               $  1,497,784  $  2,057,530
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                    1998          1997
                                               ------------- -------------
Income:
  Rental and service                                         $    644,285
  Interest on short-term investments           $     41,408        75,696
                                               ------------- -------------
    Total income                                     41,408       719,981
                                               ------------- -------------
Expenses:
  Interest on mortgage notes payable                              126,547
  Depreciation                                                     62,414
  Amortization of deferred expenses                                 7,307
  Property operating                                              366,167
  Real estate taxes                                   8,950        64,727
  Property management fees                                         32,133
  Administrative                                    117,888       130,882
                                               ------------- -------------
    Total expenses                                  126,838       790,177
                                               ------------- -------------
Loss before gain on sale of
  property and extraordinary item                   (85,430)      (70,196)

Gain on sale of property                                        8,887,873
                                               ------------- -------------
(Loss) income before extraordinary item             (85,430)    8,817,677

Extraordinary item:
  Debt extinguishment expense                                    (229,431)
                                               ------------- -------------
Net (loss) income                              $    (85,430) $  8,588,246
                                               ============= =============
Income before extraordinary item
  allocated to General Partner                         None  $  3,528,654
                                               ============= =============
(Loss)income before extraordinary item
  allocated to Limited Partners                $    (85,430) $  5,289,023
                                               ============= =============
(Loss)income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)
  - Basic and Diluted                          $      (1.15) $      71.34
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                    1998          1997
                                               ------------- -------------
Extraordinary item allocated to
  General Partner                                      None  $     (2,294)
                                               ============= =============
Extraordinary item allocated to
  Limited Partners                                     None  $   (227,137)
                                               ============= =============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)
  - Basic and Diluted                                  None  $      (3.06)
                                               ============= =============
Net income allocated to General Partner                None  $  3,526,360
                                               ============= =============
Net (loss) income allocated to
  Limited Partners                             $    (85,430) $  5,061,886
                                               ============= =============
Net (loss) income per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                          $      (1.15) $      68.28
                                               ============= =============
Distributions to Limited Partners              $    495,747  $  8,080,497
                                               ============= =============
Distributions per Limited Partnership
  Interest                                     $       6.69  $     109.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)


                                                    1998          1997
                                               ------------- -------------
Income:
  Interest on short-term investments           $     19,917  $     44,083
                                               ------------- -------------
    Total income                                     19,917        44,083
                                               ------------- -------------
Expenses:
  Property operating                                               46,924
  Administrative                                     49,206        62,513
                                               ------------- -------------
    Total expenses                                   49,206       109,437
                                               ------------- -------------
Net loss                                       $    (29,289) $    (65,354)
                                               ============= =============
Net loss allocated to General Partner                  None          None
                                               ============= =============
Net loss allocated to Limited Partners         $    (29,289) $    (65,354)
                                               ============= =============
Net loss per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                          $      (0.39) $      (0.88)
                                               ============= =============
Distribution to Limited Partners                       None  $  4,077,315
                                               ============= =============
Distribution per Limited Partnership Interest          None  $      55.00
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS  LTD. - 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                    1998          1997
                                               ------------- -------------
Operating activities:
  Net (loss) income                            $    (85,430) $  8,588,246
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
      Gain on sale of property                                 (8,887,873)
      Debt extinguishment expense                                 229,431
      Depreciation of property                                     62,414
      Amortization of deferred expenses                             7,307
      Net change in:
        Accounts and accrued
          interest receivable                         8,408        58,596
        Escrow deposits                                           284,574
        Prepaid expenses                                           23,719
        Accounts payable                              9,793        (7,604)
        Due to affiliates                            11,638       (12,336)
        Accrued liabilities                                      (310,641)
        Security deposits                                         (47,624)
                                               ------------- -------------
  Net cash used in
    operating activities                            (55,591)      (11,791)
                                               ------------- -------------
Investing activities:
  Proceeds from sale of real estate                             6,686,722
  Payment of selling costs                                       (369,746)
                                                             -------------
  Net cash provided by investing activities                     6,316,976
                                                             -------------
Financing activities:
  Distributions to Limited Partners                (495,747)   (8,080,497)
  Principal payments on mortgage
    note payable                                                  (48,660)
  Funding of capital improvement escrow                           (16,000)
  Disbursements from capital
    improvement escrow                                             52,106
                                               ------------- -------------
  Net cash used in financing activities            (495,747)   (8,093,051)
                                               ------------- -------------

Net change in cash and cash equivalents            (551,338)   (1,787,866)
Cash and cash equivalents at beginning
    of period                                     2,042,608     4,440,715
                                               ------------- -------------
Cash and cash equivalents at end of period     $  1,491,270  $  2,652,849
                                               ============= =============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its remaining property. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1997, the Partnership incurred interest expense of $126,547 and paid interest expense of $147,831 on the mortgage note payable.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 8,875        $ 2,590    $ 37,384


5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. As of June 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the six months and quarter ended June 30, 1998. This was the primary reason the Partnership recognized a net loss for the six months and quarter ended June 30, 1998. During 1997, the Partnership recognized a gain on the sale of the Balcones Woods Apartments, which was the primary reason the Partnership recognized net income for the six months ended June 30, 1997. Administrative and property operating expenses were higher than interest income earned on short term investments during the quarter ended June 30, 1997. This was the primary reason the Partnership recognized a net loss during the quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

During 1997, the Partnership sold the Balcones Woods Apartments and recognized a gain on sale of $8,887,873. As a result of the sale of this property, rental and service income, interest expense on mortgage note payable, depreciation, amortization, property operating, and property management fees ceased in 1997.

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

Primarily as a result of lower accounting and portfolio management fees, administrative expenses decreased during 1998 as compared to 1997. This decrease was partially offset by an increase in legal fees incurred in connection with the litigation discussed in Note 5 of Notes to the Financial Statements.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses in connection with the sale of the Balcones Woods Apartments of $229,431. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statements purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $551,000 as of June 30, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998. The Partnership used cash of approximately $56,000 in its operating activities to pay administrative expenses and real estate taxes related to the Balcones Woods Apartments, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $496,000 to pay a distribution to Limited Partners.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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


Date: August 12, 1998
      --------------------------