Form 10-Q
period 1998-09-30
BALCOR REALTY INVESTORS LTD 82
filed 1998-11-12
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period end September 30, 1998
                             ---------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998            1997
                                            --------------  --------------
Cash and cash equivalents                   $   1,483,192   $   2,042,608
Accounts and accrued interest receivable            6,496          14,922
                                            --------------  --------------
                                            $   1,489,688   $   2,057,530
                                            ==============  ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      34,848   $      12,680
Due to affiliates                                  38,593          25,746
                                            --------------  --------------
     Total liabilities                             73,441          38,426
                                            --------------  --------------
Commitments and contingencies

Limited Partners' capital
  (74,133 Interest issued and
  and outstanding)                              1,528,486       2,131,343
General Partner's deficit                        (112,239)       (112,239)
                                            --------------  --------------
     Total partners' capital                    1,416,247       2,019,104
                                            --------------  --------------
                                            $   1,489,688   $   2,057,530
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Income:
  Rental and service                                        $     644,285
  Interest on short-term investments        $      61,396         105,141
  Other income                                                     13,048
                                            --------------  --------------
    Total income                                   61,396         762,474
                                            --------------  --------------
Expenses:
  Interest on mortgage notes payable                              126,547
  Depreciation                                                     62,414
  Amortization of deferred expenses                                 7,307
  Property operating                                              366,387
  Real estate taxes                                 8,950          64,727
  Property management fees                                         32,133
  Administrative                                  159,556         171,514
                                            --------------  --------------
    Total expenses                                168,506         831,029
                                            --------------  --------------
Loss before gain on sale of
  property and extraordinary item                (107,110)        (68,555)

Gain on sale of property                                        8,887,873
                                            --------------  --------------
(Loss) income before extraordinary item          (107,110)      8,819,318

Extraordinary item:
  Debt extinguishment expense                                    (229,431)
                                            --------------  --------------
Net (loss) income                           $    (107,110)  $   8,589,887
                                            ==============  ==============
Income before extraordinary item
  allocated to General Partner                       None   $   3,519,751
                                            ==============  ==============
(Loss) income before extraordinary item
  allocated to Limited Partners             $    (107,110)  $   5,299,567
                                            ==============  ==============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (74,133 issued and outstanding)
  - Basic and Diluted                       $       (1.44)  $       71.49
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Extraordinary item allocated to
  General Partner                                    None   $      (2,294)
                                            ==============  ==============
Extraordinary item allocated to
  Limited Partners                                   None   $    (227,137)
                                            ==============  ==============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)
  - Basic and Diluted                                None   $       (3.06)
                                            ==============  ==============
Net income allocated to General Partner              None   $   3,517,457
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $    (107,110)  $   5,072,430
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                       $       (1.44)  $       68.43
                                            ==============  ==============
Distributions to Limited Partners           $     495,747   $   8,636,495
                                            ==============  ==============
Distributions per Limited Partnership
  Interest                                  $        6.69   $      116.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Income:
  Interest on short-term investments        $      19,988   $      29,445
  Other income                                                     13,048
                                            --------------  --------------
    Total income                                   19,988          42,493
                                            --------------  --------------
Expenses:
  Property operating                                                  220
  Administrative                                   41,668          40,632
                                            --------------  --------------
    Total expenses                                 41,668          40,852
                                            --------------  --------------
Net (loss) income                           $     (21,680)  $       1,641
                                            ==============  ==============
Net loss allocated to General
   Partner                                           None   $      (8,903)
                                            ==============  ==============
Net (loss) income allocated to Limited
  Partners                                  $     (21,680)  $      10,544
                                            ==============  ==============
Net (loss) income per Limited Partnership
  Interest (74,133 issued and outstanding)
  - Basic and Diluted                       $       (0.29)  $        0.15
                                            ==============  ==============
Distribution to Limited Partners                     None   $     555,998
                                            ==============  ==============
Distribution per Limited Partnership
  Interest                                           None   $        7.50
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)


                                                 1998            1997
                                            --------------  --------------
Operating activities:
  Net (loss) income                         $    (107,110)  $   8,589,887
  Adjustments to reconcile net (loss) income
    to net cash used in operating
    activities:
      Gain on sale of property                                 (8,887,873)
      Debt extinguishment expense                                 229,431
      Depreciation of properties                                   62,414
      Amortization of deferred expenses                             7,307
      Net change in:
        Accounts and accrued interest
          receivable                                8,426          66,400
        Escrow deposits                                           245,881
        Prepaid expenses                                           23,719
        Accounts payable                           22,168         (38,273)
        Due to affiliates                          12,847         (13,280)
        Accrued liabilities                                      (310,641)
        Security deposits                                         (47,624)
                                            --------------  --------------
  Net cash used in operating
    activities                                    (63,669)        (72,652)
                                            --------------  --------------
Investing activities:

  Proceeds from sale of real estate                             6,686,722
  Payment of selling costs                                       (369,746)
                                                            --------------
  Net cash provided by investing activities                     6,316,976
                                                            --------------
Financing activities:

  Distributions to Limited Partners              (495,747)     (8,636,495)
  Principal payments on mortgage note
    payable                                                       (48,660)
  Funding of capital improvement escrow                           (16,000)
  Disbursements from capital
    improvement escrow                                             90,799
                                            --------------  --------------
  Net cash used in financing activities          (495,747)     (8,610,356)
                                            --------------  --------------

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS  LTD.-82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)
                                  (Continued)


                                                 1998            1997
                                            --------------  --------------
Net change in cash and cash equivalents          (559,416)     (2,366,032)
Cash and cash equivalents at beginning
  of period                                     2,042,608       4,440,715
                                            --------------  --------------

Cash and cash equivalents at end of period  $   1,483,192   $   2,074,683
                                            ==============  ==============

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

(c) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

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

3. Interest Expense:

During the nine months ended September 30, 1997, the Partnership incurred interest expense of $126,547 and paid interest expense of $147,831 on the mortgage note payable.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 15,789       $ 6,914    $ 38,593


5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified. This action was dismissed without prejudice by the trial court on September 24, 1998 for failure to state a cause of action. It is not determinable at this whether of not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes that it has meritorious defenses to contest the claim.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. As of September 30, 1998, the Partnership has no properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the nine months and quarter ended September 30, 1998. This was the primary reason the Partnership recognized a net loss for the nine months and quarter ended September 30, 1998. During March 1997, the Partnership recognized a gain on the sale of the Balcones Woods Apartments, which was the primary reason the Partnership recognized net income for the nine months ended September 30, 1997. The Partnership received a refund of a prior year insurance premium during the quarter ended September 30, 1997 related to the Partnership's properties. This was the primary reason the Partnership recognized net income during the quarter ended September 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

During 1997, the Partnership sold the Balcones Woods Apartments and recognized a gain on sale of $8,887,873. As a result of the sale of this property, rental and service income, interest expense on mortgage note payable, depreciation, amortization, property operating and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in 1997 and January 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during the quarter ended September 30, 1997 in connection with a refund of a prior year insurance premium relating to the Partnership's properties.

Real estate taxes ceased during 1997 due to the sale of the Balcones Woods Apartments in March 1997. The Partnership paid additional 1997 real estate taxes related to the property during 1998.

Primarily as a result of lower accounting and portfolio management fees, administrative expenses decreased during the nine months ended September 30, 1998 as compared to the same period of 1997. This decrease was partially offset by an increase in accrued legal fees related to the litigation discussed in Note 5 of Notes to the Financial Statements which resulted in an increase in administration expenses for the quarter ended September 30, 1998 as compared to the same period in 1997.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses of $229,431 in connection with the sale of the Balcones Woods Apartments. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statements purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $559,000 as of September 30, 1998 when compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998. The Partnership used cash of approximately $64,000 in its operating activities to pay administrative expenses and real estate taxes related to the Balcones Woods Apartments, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $496,000 to pay a distribution to Limited Partners.

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

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
---------------------------

Klein et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

With regard to the proposed complaint, Lenore Klein, et al. vs. Lehman Brothers, Inc. et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96), on June 9, 1998 the defendants filed a motion to dismiss the complaint for failure to state a cause of action. The motion was briefed by all parties and oral argument was heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendant's motion to dismiss the complaint, and on October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the Balcones Woods Apartments, Austin, Texas, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated February 11, 1997, is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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



Date: November 11, 1998
      --------------------------