Form 10-K
period 1998-12-31
BALCOR REALTY INVESTORS LTD 82
filed 1999-03-19
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in March 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

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

In June 1998, the defendants filed a motion to dismiss the complaint for failure to state a cause of action. Oral arguments were heard by the court on August 21, 1998. On September 24, 1998, the judge issued a letter opinion granting the defendants' motion to dismiss the complaint. On October 23, 1998, the judge announced that he would enter an order dismissing the complaint without prejudice, but stated that the plaintiffs would be required to file any new pleading in a separate action and would not be allowed to amend the existing complaint. The plaintiffs moved for a reconsideration of the judge's ruling, which was denied on November 20, 1998. On December 28, 1998, plaintiffs filed a notice of appeal from both the judge's October 23 and November 20, 1998 rulings.

On March 11, 1999, an order was entered by the Superior Court of New Jersey, Appellate Division, dismissing the appeal in this action with prejudice. Therefore, this will be the final report to investors regarding this matter.

Bruss et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and various individuals are named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel representing the plaintiffs in the Lenore Klein case discussed above. The complaint relates largely to the same issues as those raised in the Lenore Klein case. The complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgement for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; treble damages on certain counts; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 6,760.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                  --------------------------------------------------------
                     1998       1997       1996        1995        1994
                  ---------- ---------- ----------- -----------  ---------

Total income         $80,329  $796,322   $6,436,334  $7,524,577 $8,392,007
(Loss) income before
  gains on sales of
  properties and
  extraordinary
  items             (130,005)  (72,860)     496,141     759,384   (100,170)
Net (loss) income   (130,005)8,585,582   12,397,719   4,003,564  5,423,112
Net (loss) income
  per Limited Part-
  nership Interest-
  Basic and Diluted    (1.75)    68.37       165.30       53.06      72.48
Total assets       1,469,998 2,057,530   11,702,171  20,030,290 26,891,815
Mortgage notes
  payable               None      None    9,161,938  23,603,034 28,823,037
Cash distributions
  per Limited Part-
  nership Interest (A)  6.69    116.50        78.00       72.95       3.45

(A) This amount includes distributions of original capital of $6.69, $112.50, $63.00 and $63.50 per Limited Partnership Interest during the years 1998, 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Realty Investors Ltd.-82 (the "Partnership") sold its remaining properties in 1996 and 1997 and recognized gains in connection with the sales of these properties. During 1998, administrative expenses were higher than interest income earned on short-term investments. As a result, the Partnership recognized a net loss for 1998 as compared to net income during 1997. Primarily as a result of a lower gain resulting from the one property sale in 1997 as compared to the gains recognized in connection with the two property sales in 1996, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

During 1997, the Partnership sold the Balcones Woods Apartments and recognized a gain on sale of $8,887,873. As a result of the sale of this property, rental and service income, interest expense on mortgage notes payable, depreciation, amortization, property operating expense and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to the proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Limited Partners in 1997 and January 1998. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Partnership recognized other income during 1997 in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Real estate taxes ceased during 1997 due to the sale of the Balcones Woods Apartments in March 1997. However, the Partnership paid additional 1997 real estate taxes related to the property during 1998.

During 1997, the Partnership wrote-off the remaining unamortized deferred expenses of $229,431 in connection with the sale of the Balcones Woods Apartments. This amount was recognized as debt extinguishment expense and classified as an extraordinary item for financial statement purposes.

1997 Compared to 1996
---------------------

During 1996, the Partnership sold the Songbird-Phases I & II and the Eagles Pointe apartment complexes and recognized gains on the sales totaling $12,521,440. In 1997, the Partnership sold its remaining property, Balcones Woods Apartments, as described above. As a result, rental and service income, interest expense on mortgage notes payable, depreciation, amortization of deferred expenses, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

The Partnership incurred legal, printing, postage and investor processing costs in connection with responses to tender offers during 1996. In addition, portfolio management and accounting fees decreased during 1997 due to the sales of the Partnership's properties. As a result, administrative expenses decreased in 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $579,000 as of December 31, 1998 when compared to December 31, 1997 primarily due to the distribution to Limited Partners of remaining available Net Cash Proceeds in January 1998. The Partnership used cash of approximately $83,000 in its operating activities to pay administrative expenses and real estate taxes related to the Balcones Woods Apartments, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $496,000 to pay a distribution to Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

The Partnership made distributions totaling $6.69, $116.50 and $78.00 per Interest in 1998, 1997 and 1996, respectively. See Statement of Partner's Capital (Deficit) for additional information. Distributions were comprised of $6.69 of Net Cash Proceeds in 1998, $4.00 of Net Cash Receipts and $112.50 of Net Cash Proceeds in 1997 and $15.00 of Net Cash Receipts and $63.00 of Net Cash Proceeds in 1996.

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

The Partnership has sold all of its remaining real property investments and distributed a majority of the proceeds from these sales to Limited Partners in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                       December 31, 1998           December 31, 1997
                     ------------------------    ------------------------
                      Financial      Tax         Financial       Tax
                     Statements    Returns       Statements    Returns
                     -----------  -----------    -----------  -----------

Total assets         $1,469,998    $9,765,253     $2,057,530  $10,347,466
Partners' capital
  (deficit):
    General Partner    (112,239)     (107,232)      (112,239)    (112,239)
    Limited Partners  1,505,591     9,795,839      2,131,343   10,430,582

Net (loss) income:
    General Partner        None         5,007      3,517,457    1,702,664
    Limited Partners   (130,005)     (138,996)     5,068,125   11,269,752
    Per Limited
      Partnership
      Interest            (1.75)(A)     (1.87)         68.37(A)    152.02

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                        OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Vice President                        Alexander J. Darragh
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Relatives of the officers and affiliates of the General Partner do not own any Limited Partnership Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 45 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated December 11, 1981 (Registration No. 2-74358), and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1998.

(c) Exhibits: See item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR REALTY INVESTORS LTD.-82


                         By: /s/ Jayne A. Kosik
                             ---------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Partners-XI, the General
                             Partner

Date: March 19, 1999
      --------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Partners-XI,
/s/ Thomas E. Meador     the General Partner                March 19, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and
                         Chief Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Partners-XI, the
                         General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital (Deficit), for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors Ltd.-82:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS


                                                1998             1997
                                           --------------   --------------
Cash and cash equivalents                  $   1,463,768    $   2,042,608
Accounts and accrued interest receivable           6,230           14,922
                                           --------------   --------------
                                           $   1,469,998    $   2,057,530
                                           ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      54,999    $      12,680
Due to affiliates                                 21,647           25,746
                                           --------------   --------------
     Total liabilities                            76,646           38,426
                                           --------------   --------------

Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                             1,505,591        2,131,343
General Partners' deficit                       (112,239)        (112,239)
                                           --------------   --------------
     Total partners' capital                   1,393,352        2,019,104
                                           --------------   --------------
                                           $   1,469,998    $   2,057,530
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996


                                    Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                    Total         Partner       Partners
                                -------------- ------------- -------------
Balance at December 31, 1995    $  (4,259,179) $ (3,773,519) $   (485,660)

Cash distributions to
   Limited Partners (A)            (5,782,374)                 (5,782,374)

Deemed distribution (B)              (286,149)                   (286,149)

Net income for the year
  ended December 31, 1996          12,397,719       143,823    12,253,896
                                -------------- ------------- -------------
Balance at December 31, 1996        2,070,017    (3,629,696)    5,699,713

Cash distributions to
   Limited Partners (A)            (8,636,495)                 (8,636,495)

Net income for the year
  ended December 31, 1997           8,585,582     3,517,457     5,068,125
                                -------------- ------------- -------------
Balance at December 31, 1997        2,019,104      (112,239)    2,131,343

Cash distribution to
   Limited Partners(A)               (495,747)                   (495,747)

Net loss for the year
  ended December 31, 1998            (130,005)                   (130,005)
                                -------------- ------------- -------------
Balance at December 31, 1998    $   1,393,352  $   (112,239) $  1,505,591
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


(A)   Summary of cash distributions paid per Limited Partnership Interest:

                                      1998          1997          1996
                                -------------- ------------- -------------
        First Quarter           $        6.69  $      54.00  $       4.00
        Second Quarter                   None         55.00          4.00
        Third Quarter                    None          7.50         24.00
        Fourth Quarter                   None          None         46.00

(B) This amount represents a state withholding tax paid on behalf of the Limited Partners relating to the gain on the sale of Eagles Pointe Apartments.

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                -------------- ------------- -------------
Income:
  Rental and service                           $    644,285  $  6,037,856
  Interest on short-term
    investments                 $      80,329       133,138       181,728
  Other income                                       18,899
  Settlement income                                               216,750
                                -------------- ------------- -------------
    Total income                       80,329       796,322     6,436,334
                                -------------- ------------- -------------
Expenses:
  Interest on mortgage
    notes payable                                   126,547     1,639,926
  Depreciation                                       62,414       652,174
  Amortization of deferred
    expenses                                          7,307        57,528
  Property operating                                360,943     2,327,464
  Real estate taxes                     8,950        64,727       569,790
  Property management fees                           32,133       281,843
  Administrative                      201,384       215,111       411,468
                                -------------- ------------- -------------
    Total expenses                    210,334       869,182     5,940,193
                                -------------- ------------- -------------
(Loss) income before gains
  on sales of properties
  and extraordinary items            (130,005)      (72,860)      496,141

Gains on sales of properties                      8,887,873    12,521,440
                                -------------- ------------- -------------
(Loss) income before
  extraordinary items                (130,005)    8,815,013    13,017,581

Extraordinary items:
  Debt extinguishment expense                      (229,431)     (619,862)
                                -------------- ------------- -------------
Net (loss) income               $    (130,005) $  8,585,582  $ 12,397,719
                                ============== ============= =============
Income before extraordinary
  items allocated to General
  Partner                                None  $  3,611,453  $    150,021
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                     1998          1997          1996
                                -------------- ------------- -------------
(Loss) income before
  extraordinary items allocated
  to Limited Partners           $    (130,005) $  5,203,560  $ 12,867,560
                                ============== ============= =============
(Loss) income before
  extraordinary items per
  Limited Partnership Interest
  (74,133 issued and outstanding)
  -Basic and Diluted            $       (1.75) $      70.20  $     173.58
                                ============== ============= =============
Extraordinary items allocated
  to General Partner                    None   $    (93,996) $     (6,199)
                                ============== ============= =============
Extraordinary items allocated
  to Limited Partners                   None   $   (135,435) $   (613,663)
                                ============== ============= =============
Extraordinary items per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted                     None   $      (1.83) $      (8.28)
                                ============== ============= =============
Net income allocated to
  General Partner                        None  $  3,517,457  $    143,822
                                ============== ============= =============
Net (loss) income allocated to
  Limited Partners              $    (130,005) $  5,068,125  $ 12,253,897
                                ============== ============= =============
Net (loss) income per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted             $       (1.75) $      68.37  $     165.30
                                ============== ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                     1998          1997          1996
                                -------------- ------------- -------------
Operating activities:
  Net (loss) income             $    (130,005) $  8,585,582  $ 12,397,719
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided by
    operating activities:
      Gains on sales of
        properties                               (8,887,873)  (12,521,440)
      Debt extinguishment expense                   229,431       195,929
      Depreciation of properties                     62,414       652,174
      Amortization of deferred
        expenses                                      7,307        57,528
      Net change in:
        Escrow deposits                             245,881       291,266
        Accounts and accrued
          interest receivable           8,692        60,602       (57,701)
        Prepaid expenses                             23,719        42,879
        Accounts payable               42,319       (34,318)        6,611
        Due to affiliates              (4,099)      (39,207)       44,320
        Accrued liabilities                        (310,641)     (179,913)
        Security deposits                           (47,624)      (87,237)
                                -------------- ------------- -------------
  Net cash (used in) or provided
    by operating activities           (83,093)     (104,727)      842,135
                                -------------- ------------- -------------
Investing activities:
  Proceeds from redemption of
    restricted investment                                       1,230,000
  Proceeds from sale of
    real estate                                   6,686,722    14,759,501
  Payment of selling costs                         (369,746)     (660,654)
                                               ------------- -------------
  Net cash provided by
    investing activities                          6,316,976    15,328,847
                                               ------------- -------------

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (continued)


                                     1998          1997          1996
                                -------------- ------------- -------------
Financing activities:
  Distributions to
    Limited Partners            $    (495,747) $ (8,636,495) $ (5,782,374)
  Deemed distribution                                            (286,149)
  Repayment of mortgage note
    payable                                                    (7,066,611)
  Principal payments on
    mortgage notes payable                          (48,660)     (358,986)
  Funding of capital
    improvement escrows                             (16,000)     (144,034)
  Disbursements from capital
    improvement escrows                              90,799       322,576
                                -------------- ------------- -------------
  Net cash used in
    financing activities             (495,747)   (8,610,356)  (13,315,578)
                                -------------- ------------- -------------
Net change in cash and cash
  equivalents                        (578,840)   (2,398,107)    2,855,404
Cash and cash equivalents at
  beginning of year                 2,042,608     4,440,715     1,585,311
                                -------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $   1,463,768  $  2,042,608  $  4,440,715
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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of mortgage financing fees which were amortized over the terms of the respective agreements. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(g) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(h) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net (loss) income per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% and Limited Partners 95% of the profits and losses. However, it further provides that profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

One hundred percent of Net Cash Receipts available for distribution was distributed to the holders of Interests. Under certain circumstances, the General Partner would have participated in the Net Cash Proceeds from (i) the refinancing of Partnership properties and (ii) the sale of Partnership properties. The General Partner's participation was limited to 15% of the excess Net Cash Proceeds after the return of Original Capital plus a 3% per annum cumulative distribution on Adjusted Original Capital to the holders of Interests. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Receipts or Net Cash Proceeds during the lifetime of the Partnership.

5. Mortgage Note Payable:

During 1997 and 1996, the Partnership incurred interest expense on mortgage notes payable of $126,547 and $1,639,926 and paid interest expense on mortgage notes payable of $147,831 and $1,655,049, respectively.

6. Seller's Participation in Joint Venture:

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

7. Management Agreement:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 5% of gross operating receipts.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1998 in the financial statements is $3,984 less than the taxable loss for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                        Year Ended       Year Ended         Year Ended
                          12/31/98         12/31/97          12/31/96
                      ----------------- ----------------- -----------------
                       Paid    Payable   Paid    Payable   Paid    Payable
                      ------  --------- ------  --------- ------  ---------
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting        $7,196    $4,906  $21,969   $6,531 $14,097    $11,335
    Data processing    2,224       872    1,979     None     419       None
    Legal              5,304     3,662   14,798    4,366  11,454      9,210
    Portfolio
      management      17,710    12,207   44,058   13,932  49,695     40,296
    Other                917      None    4,112      917   5,114      4,112

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $8,062 in 1996.

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

10. Property Sales:

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

11. Extraordinary Items:

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

12. Settlement Income:

In February 1996, the Partnership reached a settlement with the seller regarding the original purchase of the Balcones Woods Apartments and recognized $216,750 of settlement income relating primarily to amounts received from the seller under the management and guarantee agreement as well as construction defects at the property.

13. Contingency:

The Partnership is currently involved in a lawsuit, Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not been certified in this action. The Bruss complaint was filed on January 25, 1999. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest this claim.