Form 10-K
period 1999-12-31
BALCOR REALTY INVESTORS LTD 82
filed 2000-03-29
CIK 355797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all its interests in real estate. The Registrant sold its final real estate investment in March 1997. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the Bruss lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

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

Item 3. Legal Proceedings
-------------------------

Bruss et al. vs. Lehman Brothers Inc., et al.
--------------------------------------------

On January 25, 1999, a proposed class action complaint was filed, Dorothy Bruss, et al vs. Lehman Brothers, Inc., et al (Superior Court of New Jersey, Law Division, Essex County, Docket No. L-000898-99). The Partnership, ten additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc., American Express Financial Corporation, and other affiliated entities and 9 individuals were named defendants in the action. Lead counsel representing the plaintiffs in this case is the same counsel which represented the plaintiffs in the Lenore Klein case (which was dismissed). The Bruss complaint raises largely the same issues as those raised in the Lenore Klein case.

Upon the defendants' Motion to Dismiss, the Bruss complaint was dismissed without prejudice on September 24, 1999. An amended complaint was filed on November 30, 1999. The amended complaint differs from the original complaint in that 8 of the 9 individual defendants and American Express Company were deleted as defendants; the amended complaint also deletes 4 counts for breach of fiduciary duty, breach of contract, conspiracy and violations of the New Jersey RICO statute and similar statutes of other states. The amended complaint alleges, common law fraud, equitable fraud, negligent misrepresentation and violation of certain New Jersey and other similar state statutes relating to the disclosure of information in the offering of limited partnership interests in the Affiliated Partnerships, the marketing of interests in the Affiliated Partnerships and the acquisition of real property for the Affiliated Partnerships. The complaint seeks judgment for compensatory damages equal to the amount invested in the Affiliated Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission on certain counts; punitive damages; recovery from the Defendants of all profits received by them as a result of their alleged actions relating to the Affiliated Partnerships; and attorneys' fees and other costs.

The defendants filed a new Motion to Dismiss on January 31, 2000. The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes that it has meritorious defenses to contest the claims.

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
----
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding the Partnership and ten of the Affiliated Partnerships in which plaintiffs do not own interests. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 6,753.

Item 6. Selected Financial Data
-------------------------------

                                     Year ended December 31,
                   --------------------------------------------------------
                      1999       1998        1997        1996        1995
                   ---------- ---------- ----------- -----------   ---------

Total income          $69,826    $80,329    $796,322  $6,436,334   $7,524,577
(Loss) income before
  gains on sales of
  properties and
  extraordinary
  items              (94,247)   (130,005)    (72,860)    496,141      759,384
Net (loss) income    (94,247)   (130,005)  8,585,582  12,397,719    4,003,564
Net (loss) income
  per Limited Part-
  nership Interest-
  Basic and Diluted    (1.27)      (1.75)      68.37      165.30        53.06
Total assets        1,412,346  1,469,998   2,057,530  11,702,171   20,030,290
Mortgage notes
  payable                None       None        None   9,161,938   23,603,034
Cash distributions
  per Limited Part-
  nership Interest(A)    None       6.69      116.50       78.00        72.95

(A) This amount includes distributions of original capital of $6.69, $112.50, $63.00 and $63.50 per Limited Partnership Interest for 1998, 1997, 1996 and 1995, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

The operations of Balcor Realty Investors Ltd.-82 (the "Partnership") in 1999 and 1998 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. Primarily as a result of lower administrative expenses in 1999, the Partnership's net loss decreased during 1999 as compared to 1998. The Partnership sold its remaining property in 1997 and recognized a gain in connection with the sale. As a result of the gain recognized in connection with the 1997 property sale, the Partnership recognized net income during 1997 as compared to a net loss during 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

As a result of lower interest rates during 1999 and higher average cash balances in 1998 prior to a distribution to Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

During 1998, the Partnership paid additional real estate taxes related to the Balcones Woods Apartments, which was sold in 1997.

Primarily due to a decrease in accounting, investor processing and bank charges, administrative expenses decreased during 1999 as compared to 1998.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $58,000 as of December 31, 1999 when compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

The Partnership made distributions totaling $6.69 and $116.50 per Interest in 1998 and 1997, respectively. The Partnership made no distributions in 1999. See Statement of Partner's Capital (Deficit) for additional information. Distributions were comprised of $6.69 of Net Cash Proceeds in 1998 and $4.00 of Net Cash Receipts and $112.50 of Net Cash Proceeds in 1997.

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

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1999            December 31, 1998
                      ------------------------    ------------------------
                    Financial        Tax          Financial           Tax
                    Statements      Returns       Statements        Returns
                    -----------    -----------    -----------     -----------
Total assets        $1,412,346     $9,706,707     $1,469,998      $9,765,253
Partners' capital
  (deficit):
    General Partner   (112,239)      (107,232)      (112,239)       (107,232)
    Limited Partners 1,411,344      9,700,697      1,505,591       9,795,839
Net (loss) income:
    General Partner       None           None           None           5,007
    Limited Partners   (94,247)       (95,142)      (130,005)       (138,996)
    Per Limited
      Partnership
      Interest           (1.27)(A)      (1.28)         (1.75)(A)       (1.87)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

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

                                 PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Partners-XI, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                                 OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(e) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999, except that Mr. Meador is named in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 73 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits: See item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BALCOR REALTY INVESTORS LTD.-82


               By:/s/Jayne A. Kosik
               ---------------------------
                    Jayne A. Kosik
                    Senior Managing Director and Chief
                    Financial Officer (Principal
                    Accounting and Financial Officer)
                    of Balcor Partners-XI, the General
                    Partner

Date:  March 28, 2000
      ------------------

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
/s/Thomas E. Meador           the General Partner                March 28, 2000
--------------------                                             --------------
   Thomas E. Meador

                              Senior Managing Director and
                              Chief Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Partners-XI, the
                              General Partner
/s/Jayne A. Kosik                                                March 28, 2000
   --------------------                                          --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital (Deficit), for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Realty Investors Ltd.-82:

In our opinion, the accompanying balance sheets and the related statements of partners' capital (deficit), of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Realty Investors Ltd.-82 An Illinois Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership no longer has an ownership interest in any real estate investment. As described in Note 12, the Partnership has contingencies related to litigation. Upon resolution of the litigation contingency matters, the Partnership intends to cease operations and dissolve.


PricewaterhouseCoopers LLP


Chicago, Illinois

March 28, 2000

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998

                                    ASSETS

                                                 1999             1998
                                             ------------     ------------
Cash and cash equivalents                   $  1,405,312     $  1,463,768
Accounts and accrued interest receivable           7,034            6,230
                                             ------------     ------------
                                            $  1,412,346     $  1,469,998
                                             ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     81,267     $     54,999
Due to affiliates                                 31,974           21,647
                                             ------------     ------------
     Total liabilities                           113,241           76,646
                                             ------------     ------------

Commitments and contingencies

Limited Partners' capital
  (74,133 Interests issued
  and outstanding)                             1,411,344        1,505,591
General Partners' deficit                       (112,239)        (112,239)
                                             ------------     ------------
     Total partners' capital                   1,299,105        1,393,352
                                             ------------     ------------
                                            $  1,412,346     $  1,469,998
                                             ============     ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1999, 1998 and 1997


                                  Partners' Capital (Deficit)  Accounts
                                  ----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------  ------------  ------------


Balance at December 31, 1996     $  2,070,017  $ (3,629,696) $  5,699,713

Cash distributions to
   Limited Partners (A)            (8,636,495)                 (8,636,495)

Net income for the year
  ended December 31, 1997           8,585,582     3,517,457     5,068,125
                                  ------------  ------------  ------------
Balance at December 31, 1997        2,019,104      (112,239)    2,131,343

Cash distribution to
   Limited Partners (A)              (495,747)                   (495,747)

Net loss for the year
  ended December 31, 1998            (130,005)                   (130,005)
                                  ------------  ------------  ------------
Balance at December 31, 1998        1,393,352      (112,239)    1,505,591

Net loss for the year
  ended December 31, 1999             (94,247)                    (94,247)
                                  ------------  ------------  ------------
Balance at December 31, 1999     $  1,299,105  $   (112,239) $  1,411,344
                                  ============  ============  ============


(A)   Summary of cash distributions paid per Limited Partnership Interest:

                                      1999          1998          1997
                                  ------------  ------------  ------------
        First Quarter                    None  $       6.69  $      54.00
        Second Quarter                   None          None         55.00
        Third Quarter                    None          None          7.50
        Fourth Quarter                   None          None          None

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997

                                      1999          1998          1997
                                  ------------  ------------  ------------
Income:
  Rental and service                                         $    644,285
  Interest on short-term
    investments                  $     69,826  $     80,329       133,138
  Other                                                            18,899
                                  ------------  ------------  ------------
    Total income                       69,826        80,329       796,322
                                  ------------  ------------  ------------
Expenses:
  Interest on mortgage
    note payable                                                  126,547
  Depreciation                                                     62,414
  Amortization of deferred
    expenses                                                        7,307
  Property operating                                              360,943
  Real estate taxes                                   8,950        64,727
  Property management fees                                         32,133
  Administrative                      164,073       201,384       215,111
                                  ------------  ------------  ------------
    Total expenses                    164,073       210,334       869,182
                                  ------------  ------------  ------------
Loss before gain on
  sale of property and
  extraordinary item                  (94,247)     (130,005)      (72,860)

Gain on sale of property                                        8,887,873
                                  ------------  ------------  ------------
(Loss) income before
  extraordinary item                  (94,247)     (130,005)    8,815,013

Extraordinary item:
  Debt extinguishment expense                                    (229,431)
                                  ------------  ------------  ------------
Net (loss) income                $    (94,247) $   (130,005) $  8,585,582
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


(Loss) income before extraordinary
  item allocated to General Partner      None          None  $  3,611,453
                                  ============  ============  ============
(Loss) income before extraordinary
  item allocated to Limited
  Partners                       $    (94,247) $   (130,005) $  5,203,560
                                  ============  ============  ============
(Loss) income before extraordinary
  item per Limited Partnership
  Interest (74,133 issued and
  outstanding)-Basic and Diluted $      (1.27) $      (1.75) $      70.20
                                  ============  ============  ============
Extraordinary item allocated
  to General Partner                     None          None  $    (93,996)
                                  ============  ============  ============
Extraordinary item allocated
  to Limited Partners                    None          None  $   (135,435)
                                  ============  ============  ============
Extraordinary item per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted                      None          None  $      (1.83)
                                  ============  ============  ============
Net (loss) income allocated to
  General Partner                        None          None  $  3,517,457
                                  ============  ============  ============
Net (loss) income allocated to
  Limited Partners               $    (94,247) $   (130,005) $  5,068,125
                                  ============  ============  ============
Net (loss) income per Limited
  Partnership Interest (74,133
  issued and outstanding)-
  Basic and Diluted              $      (1.27) $      (1.75) $      68.37
                                  ============  ============  ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                      1999          1998          1997
                                  ------------  ------------  ------------
Operating activities:
  Net (loss) income              $    (94,247) $   (130,005) $  8,585,582
  Adjustments to reconcile net
    (loss) income to net cash
    used in operating activities:
      Gain on sale of property                                 (8,887,873)
      Debt extinguishment expense                                 229,431
      Depreciation of properties                                   62,414
      Amortization of deferred
        expenses                                                    7,307
      Net change in:
        Escrow deposits                                           245,881
        Accounts and accrued
          interest receivable            (804)        8,692        60,602
        Prepaid expenses                                           23,719
        Accounts payable               26,268        42,319       (34,318)
        Due to affiliates              10,327        (4,099)      (39,207)
        Accrued liabilities                                      (310,641)
        Security deposits                                         (47,624)
                                  ------------  ------------  ------------
  Net cash used in operating
    activities                        (58,456)      (83,093)     (104,727)
                                  ------------  ------------  ------------
Investing activities:
  Proceeds from sale of
    real estate                                                 6,686,722
  Payment of selling costs                                       (369,746)
                                                              ------------
  Net cash provided by
    investing activities                                        6,316,976
                                                              ------------

The accompanying notes are an integral part of the financial statements.

                       BALCOR REALTY INVESTORS LTD.- 82
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)

Financing activities:
  Distributions to
    Limited Partners                            $  (495,747) $ (8,636,495)
  Principal payments on
    mortgage note payable                                         (48,660)
  Funding of capital
    improvement escrow                                            (16,000)
  Disbursements from capital
    improvement escrow                                             90,799
                                                ------------  ------------
  Net cash used in
    financing activities                           (495,747)   (8,610,356)
                                                ------------  ------------
Net change in cash and cash
  equivalents                    $    (58,456)     (578,840)   (2,398,107)
Cash and cash equivalents at
  beginning of year                 1,463,768     2,042,608     4,440,715
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                    $  1,405,312  $  1,463,768  $  2,042,608
                                  ============  ============  ============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all its interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the Bruss lawsuit discussed in Note 12 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of such contingencies. There can be no assurances as to the time frame for the conclusion of all contingencies.

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

(g) In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

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

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year ended December 31, 1997. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

4. Partnership Agreement:

The Partnership was organized during June 1981. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 75,000 Limited Partnership Interests at $1,000 per Interest, 74,133 of which were sold on or prior to May 29, 1982, the termination date of the offering.

The Partnership Agreement generally provides that the General Partner will be allocated 5% and Limited Partners 95% of the profits and losses. However, it further provides that profits and losses from property dispositions will be allocated 1% to the General Partner and 99% to Limited Partners. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

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

5. Mortgage Note Payable:

During 1997, the Partnership incurred interest expense on mortgage note payable of $126,547 and paid interest expense on mortgage notes payable of $147,831.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1999 in the financial statements is $895 less than the taxable loss for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                        Year Ended       Year Ended         Year Ended
                         12/31/99         12/31/98           12/31/97
                     ----------------- ----------------- -----------------
                       Paid    Payable   Paid    Payable   Paid    Payable
                      ------  --------- ------  --------- ------  ---------
Reimbursement of
  expenses to
  General Partner,
  at cost:
    Accounting       $7,726     $7,860   $7,196   $4,906 $21,969    $ 6,531

    Data processing   4,798      7,447    2,224      872   1,979       None
    Legal             3,119      4,932    5,304    3,662  14,798      4,366
    Portfolio
      management     11,690     11,735   17,710   12,207  44,058     13,932
    Other              None       None      917     None   4,112        917

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 12 of Notes to Financial Statements.

10. Property Sales:

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

11. Extraordinary Item:

In March 1997, the Partnership sold the Balcones Woods Apartments. In connection with the sale, the Partnership wrote-off the remaining unamortized deferred expenses in the amount of $229,431. This amount was recognized as an extraordinary item and classified as debt extinguishment expense.

12. Contingencies:

(a) The Partnership is currently involved in a lawsuit, Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30, 1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest this action. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest this claim.

(b) In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999 a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss the complaint; at the hearing the class allegations were struck regarding eleven of the partnerships, including the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.