Form 10-Q
period 2000-06-30
BALCOR REALTY INVESTORS LTD 82
filed 2000-08-11
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                 BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                     ASSETS


                                            2000                1999
                                         -----------         -----------
Cash and cash equivalents                $1,345,055          $1,405,312
Accounts and accrued interest receivable      6,445               7,034
                                         -----------         -----------
                                         $1,351,500          $1,412,346
                                         ===========         ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   87,662          $   81,267
Due to affiliates                             7,784              31,974
                                         -----------         -----------
    Total liabilities                        95,446             113,241
                                         -----------         -----------
Commitments and contingencies

Limited Partners' capital (74,133
  Interests issued and outstanding)       1,368,293           1,411,344
General Partner's deficit                  (112,239)           (112,239)
                                         -----------         -----------
    Total partners' capital               1,256,054           1,299,105
                                         -----------         -----------
                                         $1,351,500          $1,412,346
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS LTD.-82
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                   2000           1999
                                                -----------    -----------
Income:
  Interest on short-term investments            $   39,362     $   33,858
                                                -----------    -----------
    Total income                                    39,362         33,858
                                                -----------    -----------
Expenses:
  Administrative                                    82,413         85,703
                                                -----------    -----------
    Total expenses                                  82,413         85,703
                                                -----------    -----------
Net loss                                        $  (43,051)    $  (51,845)
                                                ===========    ===========
Net loss allocated to General Partner                 None           None
                                                ===========    ===========
Net loss allocated to Limited Partners          $  (43,051)    $  (51,845)
                                                ===========    ===========
Net loss per Limited Partnership Interest
  (74,133 issued and oustanding) -
  Basic and Diluted                             $    (0.58)    $    (0.70)
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS LTD.-82
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
  Interest on short-term investments                 $   19,215  $   16,634
                                                     ----------- -----------
    Total income                                         19,215      16,634
                                                     ----------- -----------
Expenses:
  Administrative                                         39,343      42,254
                                                     ----------- -----------
    Total expenses                                       39,343      42,254
                                                     ----------- -----------
Net loss                                             $  (20,128) $  (25,620)
                                                     =========== ===========
Net loss allocated to General Partner                      None        None
                                                     =========== ===========
Net loss allocated to Limited Partners               $  (20,128) $  (25,620)
                                                     =========== ===========
Net loss per Limited Partnership Interest
  (74,133 issued and oustanding) -
  Basic and Diluted                                  $    (0.27) $    (0.35)
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR REALTY INVESTORS LTD.-82
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Operating activities:
  Net loss                                           $  (43,051) $  (51,845)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                        589         782
        Accounts payable                                  6,395       4,886
        Due to affiliates                               (24,190)        372
                                                     ----------- -----------
  Net cash used in operating activities                 (60,257)    (45,805)
                                                     ----------- -----------
Net change in cash and cash equivalents                 (60,257)    (45,805)

Cash and cash equivalents at beginning
  of year                                             1,405,312   1,463,768
                                                     ----------- -----------
Cash and cash equivalents at end of period           $1,345,055  $1,417,963
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 39,546       $ 10,436    $ 7,784


4. Contingency:

The Partnership is currently involved in a lawsuit, Bruss, et al. vs. Lehman Brothers, Inc., et al., whereby the Partnership and certain affiliates have been named as defendants alleging substantially similar claims involving certain state securities and common law violations with regard to the property acquisition process of the Partnership, and to the adequacy and accuracy of disclosures of information concerning, as well as marketing efforts related to the offering of the Limited Partnership Interests of the Partnership. The
Bruss complaint was filed on January 25, 1999. On September 24, 1999, the court granted the defendants' motion to dismiss the complaint for failure to state a cause of action. The plaintiffs filed an amended complaint on November 30,

1999. The defendants have filed a motion to dismiss the complaint for failure to state a cause of action. The defendants continue to vigorously contest this action. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes it has meritorious defenses to contest this claim.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Realty Investors Ltd.-82 (the "Partnership") is a limited partnership formed in 1981 to invest in and operate income-producing real property. The Partnership raised $74,133,000 through the sale of Limited Partnership Interests and utilized these proceeds to acquire fourteen real property investments. The Partnership sold its final real estate investment in March 1997.

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

As a result of higher interest rates in 2000, interest income on short-term investments increased during the six months and quarter ended June 30, 2000 as compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $60,000 as of June 30, 2000 when compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 2000.

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



Date: August 11, 2000
      --------------------------