Form 10-Q
period 2000-09-30
BALCOR REALTY INVESTORS LTD 82
filed 2000-11-13
CIK 355797

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


                        BALCOR REALTY INVESTORS LTD.-82

                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS

                    September 30, 2000 and December 31, 1999
                                  (Unaudited)


                                     ASSETS

                                            2000                1999
                                         -----------         -----------
Cash and cash equivalents                $1,333,180          $1,405,312
Accounts and accrued interest receivable      7,301               7,034
                                         -----------         -----------
                                         $1,340,481          $1,412,346
                                         ===========         ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $   84,691          $   81,267
Due to affiliates                             7,194              31,974
                                         -----------         -----------
    Total liabilities                        91,885             113,241
                                         -----------         -----------
Commitments and contingencies

Limited Partners' capital (74,133
  Interests issued and outstanding)       1,360,835           1,411,344
General Partner's deficit                  (112,239)           (112,239)
                                         -----------         -----------
    Total partners' capital               1,248,596           1,299,105
                                         -----------         -----------
                                         $1,340,481          $1,412,346
                                         ===========         ===========

The accompanying notes are an integral part of the financial statements.


                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES

             for the nine months ended September 30, 2000 and 1999
                                  (Unaudited)


                                                    2000             1999
                                                -----------      -----------
Income:

  Interest on short-term investments            $   61,775       $   51,395
                                                -----------      -----------
    Total income                                    61,775           51,395
                                                -----------      -----------
Expenses:
  Administrative                                   112,284          125,705
                                                -----------      -----------
    Total expenses                                 112,284          125,705
                                                -----------      -----------
Net loss                                        $  (50,509)      $  (74,310)
                                                ===========      ===========
Net loss allocated to General Partner                  None             None
                                                ===========      ===========
Net loss allocated to Limited Partners          $  (50,509)      $  (74,310)
                                                ===========      ===========

Net loss per Limited Partnership Interest
  (74,133 issued and oustanding) -
  Basic and Diluted                             $    (0.68)      $    (1.00)
                                                ===========      ===========

The accompanying notes are an integral part of the financial statements.


                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES

               for the quarters ended September 30, 2000 and 1999
                                  (Unaudited)


                                                    2000             1999
                                                 -----------     -----------
Income:

  Interest on short-term investments             $   22,413      $   17,537
                                                 -----------     -----------
    Total income                                     22,413          17,537
                                                 -----------     -----------
Expenses:
  Administrative                                     29,871          40,002
                                                 -----------     -----------
    Total expenses                                   29,871          40,002
                                                 -----------     -----------
Net loss                                         $   (7,458)     $  (22,465)
                                                 ===========     ===========
Net loss allocated to General Partner                   None            None
                                                 ===========     ===========
Net loss allocated to Limited Partners           $   (7,458)     $  (22,465)
                                                 ===========     ===========

Net loss per Limited Partnership Interest
  (74,133 issued and oustanding) -
  Basic and Diluted                              $    (0.10)     $    (0.30)
                                                 ===========     ===========

The accompanying notes are an integral part of the financial statements.


                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS

             for the nine months ended September 30, 2000 and 1999
                                  (Unaudited)



                                                     2000             1999
                                                  -----------     -----------

Operating activities:
  Net loss                                        $  (50,509)     $  (74,310)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                                    (267)            349
        Accounts payable                               3,424          14,596
        Due to affiliates                            (24,780)          3,989
                                                  -----------     -----------
  Net cash used in operating activities              (72,132)        (55,376)
                                                  -----------     -----------
Net change in cash and cash equivalents              (72,132)        (55,376)
Cash and cash equivalents at beginning
  of year                                          1,405,312       1,463,768
                                                  -----------     -----------
Cash and cash equivalents at end of period        $1,333,180      $1,408,392
                                                  ===========     ===========

The accompanying notes are an integral part of the financial statements.

                        BALCOR REALTY INVESTORS LTD.-82
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 2000, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation has existed over the past four and 1/2 years in two separate but related cases and continues to exist today. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Despite the fact that the general partner has prevailed twice on motions to dismiss the litigation for failure to state a cause of action, the plaintiffs have continued to re-file the litigation and assert claims and, in so doing, have protracted the litigation. There is presently pending the general partner's and remaining defendants' third motion to dismiss the litigation for failure to state a cause of action, on which the court heard argument in April 2000. Defendants believe this motion to be meritorious. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held unti the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 2000 are:

                                              Paid
                                   -------------------------

                                     Nine Months    Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 47,189        $ 7,643   $ 7,194


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

As a result of higher interest rates in 2000, interest income on short-term investments increased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999.

Primarily as a result of lower accounting and accrued legal fees, administrative expenses decreased during the nine months and quarter ended September 30, 2000 as compared to the same periods in 1999. This decrease was partially offset by an increase in printing costs.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $72,000 as of September 30, 2000 when compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

As previously reported, class action litigation involving the Partnership was originally filed in February 1996. This litigation has existed over the past four and 1/2 years in two separate but related cases and continues to exist today. Since inception of this litigation, the general partner has stated that the Partnership would not be dissolved until the conclusion of this litigation and that the general partner has a contingent right to seek recovery from the Partnership of the legal fees it expends in defending against this litigation. The general partner believed that this litigation would have been completed and resolved before now. Despite the fact that the general partner has prevailed twice on motions to dismiss the litigation for failure to state a cause of action, the plaintiffs have continued to re-file the litigation and assert claims and, in so doing, have protracted the litigation. There is presently pending the general partner's and remaining defendants' third motion to dismiss the litigation for failure to state a cause of action, on which the court heard argument in April 2000. Defendants believe this motion to be meritorious. Given the actions of plaintiffs' counsel to date, at this point in time the general partner does not believe that the litigation will be concluded in the near future. As a result, the general partner has decided that it will dissolve the Partnership in December 2000 and distribute all remaining cash reserves to the limited partners.

The Partnership has accrued on its financial statements the legal fees expended to date by the general partner in defending against this litigation. The general partner would be entitled to place such amounts, along with an amount representing anticipated future legal fees, in a trust account to be held until the conclusion of this litigation. Because the general partner believes such an action would not be in the best interests of the limited partners, it has decided not to do so and will distribute to limited partners such amounts accrued for legal fees. The general partner does not in any way waive its claim for indemnification under the partnership agreement; however, the general partner will not seek to recover from the limited partners any amounts distributed to them in attempting to satisfy the general partner's indemnification rights.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 2000.

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



Date: November 13, 2000
      -----------------